Form 10-Q
period 2015-12-31
Concept Holding Corp.
filed 2016-01-22
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-55512

CONCEPT HOLDING CORP.

(Exact name of issuer as specified in its charter)

Nevada	87-0363526
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202 Salt Lake City, Utah 84117
(Address of Principal Executive Offices)

(801) 278-9424
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒  No ☐  (The Registrant does not have a corporate Web site.)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 21, 2016
Common Capital Voting Stock, $0.001 par value per share	6,683,000 shares

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

December 31, 2015

C O N T E N T S

CONCEPT HOLDING CORP.

Condensed Balance Sheets

December 31, 2015 and March 31, 2015

(Unaudited)

ASSETS
	December 31,	March 31,
	2015	2015
CURRENT ASSETS
Cash and cash equivalents	$166	$5,020
TOTAL ASSETS	$166	$5,020

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,238	$6,130
Accrued taxes, penalties, and interest	100	100
Total Current Liabilities	10,338	6,230

LONG TERM LIABILITIES
Notes payable-related parties (Note 3)	20,000	7,690
Accrued interest-related parties (Note 3)	1,039	76
Total Long Term Liabilities	21,039	7,766
TOTAL LIABILITIES	31,377	13,996

STOCKHOLDERS' DEFICIT
Preferred Stock (par value $0.001), 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock (par value $0.001), 90,000,000 shares authorized, 6,683,000 and 6,683,000 shares issued and outstanding, respectively	6,683	6,683
Additional paid in capital	344,117	344,117
Accumulated deficit	(382,011)	(359,776)
Total Stockholders' Deficit	(31,211)	(8,976)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$166	$5,020

The accompanying notes are an integral part of these condensed financial statements.

CONCEPT HOLDING CORP.

Condensed Statements of Operations

For the Three and Nine Months Ended December 31, 2015 and 2014

(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	5,923	6,155	21,271	6,435

LOSS FROM OPERATIONS	(5,923)	(6,155)	(21,271)	(6,435)

OTHER EXPENSE
Interest	(484)	-	(964)	-
Total Other Expense	(484)	-	(964)	-

NET LOSS BEFORE INCOME TAXES	(6,407)	(6,155)	(22,235)	(6,435)

INCOME TAXES
Provisions for Income Taxes	-	-	-	-
Total Income Taxes	-	-	-	-

NET LOSS	$(6,407)	$(6,155)	$(22,235)	$(6,435)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	6,683,000	3,987,478	6,683,000	3,609,847

The accompanying notes are an integral part of these condensed financial statements.

CONCEPT HOLDING CORP.

Condensed Statements of Cash Flows

For the Nine Months Ended December 31, 2015 and 2014

(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,235)	$(6,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	4,108	3,172
Increase in related party accrued interest	963	-
Net Cash Used by Operating Activities	(17,164)	(3,263)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock at par $0.001	-	3,263
Increase in related party loan	12,310	-
Net Cash Provided by Financing Activities	12,310	3,263

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,854)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,020	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166	$-

SUPPLEMENTAL DISCLOSURES
Cash Paid For:
Interest and penalties	$-	$-
Income taxes	$100	$-

The accompanying notes are an integral part of these condensed financial statements.

Concept Holding Corp.

Notes to Condensed Financial Statements

December 31, 2015

(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Audit Financial Statements for the years ended March 31, 2015 and 2014 are included in the Company’s Registration Statement on Form 10 as filed on October 27, 2015. The results of operations for the three and nine month periods ended December 31, 2015, are not necessarily indicative of the operating results for the full year.

NOTE 2 GOING CONCERN

The Company has minimal assets, has no established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management cannot make any assurances that such financing will be secured, and as such, there is a risk that operations may be curtailed in future periods.

NOTE 3 RELATED PARTY TRANSACTIONS

On or about, February 23, 2015 the Company entered into two convertible promissory notes for $10,000 each.  The notes are due on February 23, 2017 and bear a 10% interest rate.  The notes are convertible at the greater of $0.05 per share or the most recent offering price for the shares at the election of the Company and the holder. The balance due under the notes was $20,000 as of December 31, 2015 with $0 available under the notes.  Interest expense on related party loans for the nine-month periods ended December 30, 2015 and 2014 totaled $964 and $0, respectively.   Interest expense on related party loans for the three-month periods ended December 30, 2015 and 2014 totaled $484 and $0, respectively.  Subsequent to the period ending December 31, 2015 the Company entered into a promissory note, at a rate of 12% per annum, for $10,000 with Clearline Ventures, LLC., a Utah limited liability company controlled by Thomas Howells, our President.  See Note 5 Subsequent Events.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on the Company’s financial statements of adopting ASU 2014-15 is currently being assessed by management.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 5 SUBSEQUENT EVENTS

On January 20, 2016 the Company entered into a promissory note for $10,000 with Clearline Ventures, LLC., a Utah limited liability company managed by Thomas Howells, our President.  The note is due on January 20, 2018 and bears a 12% interest rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operations

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest in seeking an acquisition or merger to bring an operating entity into the Company; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and the Securities and Exchange of 1934, as amended (the “Exchange Act”), reporting requirement filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  Because a principal shareholder has been paying all of the operating expenses, management does not anticipate that we will have to raise additional funds during the next 12 months.

Our common stock currently is not listed for trading.  We have submitted an application for an OTC Markets Pink Sheets listing which may or may not be approved.

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

We had no operations during the quarterly period ended December 31, 2015, nor do we have operations as of the date of this filing.  General and administrative expenses were $5,923 for the December 31, 2015, period, compared to $6,155 for the December 31, 2014, period. General and administrative expenses for the three months ended December 31, 2015, were comprised mainly of accounting and legal expenses along with other office fees. We had a net loss of $6,407 for the December 31, 2015, period, compared to a net loss of $6,155 for the December 31, 2014, period.  The increase was mainly attributable to interest expense of $484.

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014

We had no operations during the nine-month period ended December 31, 2015, nor do we have operations as of the date of this filing. General and administrative expenses were $21,271 for the December 31, 2015, period compared to $6,435 for the December 31, 2014, period. General and administrative expenses for the nine months ended December 31, 2015, were comprised mainly of accounting, legal and Edgar filing, along with other office fees. We had a net loss of $22,235 for the December 31, 2015, period compared to a net loss of $6,435 for the December 31, 2014, period. The increase was mainly attributable to accounting and legal fees associated with filing our Registration Statement on Form 10.

Liquidity and Capital Requirements

We had minimal cash or cash equivalents on hand at December 31, 2015 and no funds were available under existing convertible promissory notes.  The aggregate amount of loans bear 10% interest and are due February 23, 2017. Interest expense on related party loans for the three and nine month periods ended December 31, 2015, totaled $484 and $964, respectively.  No loans were outstanding in 2014. Subsequent to the quarter ended December 31, 2015, we entered into an additional $10,000 promissory note with Clearline Ventures, LLC., a Utah limited liability company owned by our President, Mr. Howells. The loan bears 12% interest with and is due on January 20, 2018. There is currently $8,000 available under the subsequent period note. Because we have not identified any acquisition or venture, it is difficult to predict whether additional funds will have to be raised.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President and Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosure.

We have no mining activities.

Item 5. Other Information.

Subsequent to the quarter ended December 31, 2015, on January 20, 2016 the Company entered into a promissory note for $10,000 with Clearline Ventures, LLC., a Utah limited liability company managed by Mr. Howells, the Company’s President.  The note is due on January 20, 2018 and bear a 12% interest rate.  See the Exhibit Index below for a copy of the executed promissory note.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
10.1	Promissory Note – Clearline January 2016
31.1	Certification of Thomas Howells Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Thomas Howells Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Incorporated herein by reference to our Registration Statement on Form 10, as filed on September 22, 2015.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCEPT HOLDING CORP.

(Issuer)

Date:	January 22, 2016	By:	/s/Thomas Howells
Thomas Howells, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	January 22, 2016	By:	/s/Thomas Howells
Thomas Howells, Principal Financial Officer