Form 10-K
period 2016-03-31
Concept Holding Corp.
filed 2016-07-14
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. – 000-55512

CONCEPT HOLDING CORP.

(Name of registrant as specified in its Charter)

Nevada	87-0363526
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4685 S. Highland Drive, Suite #202, Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒  No ☐      (2) Yes ☒  No ☐

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The Company’s stock is not listed on any exchange or market.

Outstanding Shares

As of July 12, 2016, the Registrant had 6,683,000 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Concept Holding Corp.,” “Concept Holding,” “Concept,” the “Company,” “we,” “us,” “our” and words of similar import, refer to Concept Holding Corp., the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, economic conditions generally and in the endeavors in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships, among others.

PART I

ITEM 1.  BUSINESS

Business Development

Concept Holding Corp. was originally incorporated under the laws of the State of Utah on May 20, 1980.  In 2014, Concept Holding changed its domicile to Nevada.  Concept Holding operated several businesses since its formation but terminated its last operation and has been looking for a new business opportunity.

On December 9, 2014 the Company completed a domiciliary merger and moved the Company’s state of incorporation to Nevada changing the name to Concept Holding Corp. and increasing its authorized capital to 100,000,000 shares with 90,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

Description of Business

We are currently seeking and investigating potential assets, property or businesses to acquire.  We currently have no material business operations.  Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine any particular industry in which we may engage.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we are deemed to be a vehicle to acquire or merge with a business or company.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public.  The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.

Any target acquisition or merger candidate will become subject to the same reporting requirements as the Company following finalization of an acquisition or merger. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business, that business must provide audited financial statements for at least the two most recent fiscal years or, in the event it has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private businesses either do not have audited financial statements or are unable to produce audited statements without undo time and expense.  See the caption “Regulations” hereinafter.

The Company recognizes that the number of suitable potential business ventures that may be available may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public.  The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.

Since the termination of its prior business, Concept has had no operations other than seeking an acquisition or merger to bring an operating entity into the Company.  The Company’s sole executive officer, Thomas Howells, does not propose to restrict his search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry.  The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky.  Additionally, the Company has only limited resources and may find it difficult to locate good opportunities.  There can be no assurance that Mr. Howells will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to Concept and its stockholders.  Mr. Howells will select any potential business opportunity based on his business judgment.

The Company is not currently conducting any business, nor has it conducted any business for several years.  Therefore, it does not possess products or services, distribution methods, competitive business positions, or major customers.  The Company does not possess any unexpired patents or trademarks and any and all of its licensing and royalty agreements from the insurance it sought to market in the past have since expired, and are not currently valid.  The Company does not employ any employees.

Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized “shell company” until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse reorganizations or mergers.

Amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desire to utilize us as a means of going public.  Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock and result in substantial dilution to current shareholders.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit of the business or  company; the perceived public recognition or acceptance of the company’s or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives.  Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Management will attempt to meet personally with management and key personnel of any entity providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor.  We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the “Form 10 Information” about the acquired company with the SEC as now required by Form 8-K.  These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our stockholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to hundreds of thousands of dollars or more. These fees are usually divided among consultants, brokers and selling shareholders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them or to provide an indemnification for all of our prior liabilities.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no definitive arrangements or understandings respecting any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144.

Our directors and executive officers are evaluating potential merger targets, but as of the date of this report no definitive plans for a merger are in force.

Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Small or Reporting Company’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves.  Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations and produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard.  However, in the event that we complete a reorganization, merger or acquisition transaction with an entity that is engaged in business operations or provides products or services, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on the Business

Emerging Growth Company

We may be deemed to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1 billion in annual revenue, more than $700 million in market value of our common stock is held by non-“affiliates” or we issue more than $1 billion of non-convertible debt over a three-year period.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”   That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes-Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes-Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the our stockholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Number of Total Employees and Number of Full Time Employees

None.

PART II

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2:  PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the business office address and telephone number of our President, Thomas Howells, and are currently provided at no cost. Because we have had no business, our activities have been limited to keeping itself in good standing in the State of Nevada and timely voluntarily filing our reports with the SEC. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Howells of providing the use of his office and telephone have been minimal.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Concept Holding’s Common Stock is currently not quoted on any exchange or market.

Concept Holding has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act.  Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144.  Concept Holding currently has 6,683,000 shares outstanding, except for 3,263,000, all were issued more than twelve years ago.  All of these shares would generally be available for resale.  Currently, Rule 144 would not be available for those 3,263,000 shares issued in the last two years until at least one year after a merger with an operating company or the creation of business operations by the Company and the filing of an 8-K containing certain information required in a Form 10 filing.  As such the timing of the availability of resale exemptions for these shares is unknown and currently they are not available for resale under Rule 144.  When the shares potentially become available for resale, there could be a depressive effect on any market that may develop for the Company’s common stock given the amount of shares that would be available for resale versus the number currently available.

There is currently no established trading market for shares of our common stock.  Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.  For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” below.

Holders

We currently have 258 stockholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty, and if and until we complete any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except as described herein, during the last three years, Concept Holding has not sold shares of its common stock or preferred stock.  On December 16, 2014 the Company issued 3,263,000 shares of restricted common stock to Clearline Ventures, LLC, a Utah Limited Liability Corporation, controlled by Thomas Howells, our President and Director.  The shares were issued as restricted securities pursuant to an exemption under Rule 4(2) of the Securities Act of 1933, at par value of $0.001 per share for $3,263 of expenses paid on behalf of the Company. There were no sales of registered or unregistered securities for the three fiscal years ended March 31, 2016.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended March 31, 2016, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to us. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if a business will commence or an acquisition made is presently unknown and will depend upon various factors, including but not limited to funding and its availability and if and when any potential acquisition may become available to us at terms acceptable to us.  The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process and could cost between $10,000 and $25,000.  These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that we can raise funds, if needed.

Liquidity and Capital Resources

On March 31, 2016, Concept Holding had $277 in assets and $35,550 in liabilities compared to $5,020 in assets and $13,996 in liabilities at March 31, 2015.  Concept Holding has only incidental ongoing expenses primarily associated with maintaining its corporate status and filings with the Securities and Exchange Commission.  At this time, it is anticipated Concept Holding will have access to sufficient resources to pay ongoing expenses for the next year.  If the Company needs additional resources, Mr. Howells has indicated willingness to loan additional funds to the Company but Mr. Howells has limited resources and may not be able or willing to continue to loan or provide additional financing to the Company.  As Mr. Howells continues to investigate opportunities, he may experience additional expenses.  These additional expenses for consultants, attorneys and accountants could increase quickly.

We have limited cash on hand.  If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the year ended March 31, 2016, expenses were paid through the issuance of promissory notes of $15,810.  During the same period in 2015, additional expenses by a principal stockholder totaled $7,690.  The aggregate amount of $23,500 outstanding as of March 31, 2016, is unsecured and $20,000 is due on February 23, 2017 and bears a 10% interest rate and $3,500 is due on January 20, 2018, bearing a 12% interest rate. As of March 31, 2016 there was an additional $6,500 available under the terms of the current notes.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such future loans required.

Results of Operations

Other than maintaining our good corporate standing in the State of Nevada, paying and settling our debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended March 31, 2016, we had a net loss of $26,297, resulting from operations.  During this same period ending March 31, 2015, we had a net loss of $9,613, also resulting from operations.  The increase in our net loss from March 31, 2015, to March 31, 2016, is due to audit fees and the filing of a registration statement, as amended, on Form 10 as well as accrued interest expense on the related party loan.  We have received no revenues in either of our two most recent fiscal years.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended March 31, 2016 or 2015.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONCEPT HOLDING CORP.

FINANCIAL STATEMENTS

March 31, 2016

Heaton & Company, PLLC

Kristofer Heaton, CPA William R. Denney, CPA 240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523 heatoncpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Concept Holding Corp.

We have audited the accompanying balance sheet of Concept Holding Corp. (the Company) as of March 31, 2016, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concept Holding Corp. as of March 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC

Farmington, Utah

July 13, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Concept Holding Corp.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Concept Holding Corp. (the “Company”) as of March 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concept Holding Corp. at March 31, 2015, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from inception through March 31, 2015. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

September 10, 2015

CONCEPT HOLDING CORP.

Balance Sheets

March 31, 2016 and 2015

	March 31,	March 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$277	$5,020
TOTAL ASSETS	$277	$5,020

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,294	$6,130
Notes payable, current portion (Note 3)	20,000	-
Accrued taxes, penalties, and interest	1,668	100
Total Current Liabilities	31,962	6,230

LONG-TERM LIABILITIES
Notes payable-related parties (Note 3)	3,500	7,690
Accrued interest-related parties (Note 3)	88	76
Total Long-Term Liabilities	3,588	7,766
TOTAL LIABILITIES	35,550	13,996

STOCKHOLDERS' DEFICIT
Preferred Stock (par value $.001), 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock (par value $0.001), 90,000,000 shares authorized, 6,683,000 and 6,683,000 shares issued and outstanding, respectively	6,683	6,683
Additional Paid-in Capital	344,117	344,117
Accumulated deficit	(386,073)	(359,776)
Total Stockholders' Deficit	(35,273)	(8,976)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$277	$5,020

See accompanying notes to financial statements.

CONCEPT HOLDING CORP.

Statements of Operations

For the Years Ended March 31, 2016 and 2015

	For the Years Ended March 31,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES	24,617	9,437

LOSS FROM OPERATIONS	(24,617)	(9,437)

OTHER EXPENSE
Interest	(1,580)	(76)
Total Other Expense	(1,580)	(76)

NET LOSS BEFORE INCOME TAXES	(26,197)	(9,513)

INCOME TAXES
Provision for Income Taxes	(100)	(100)
Total Income Taxes	(100)	(100)

NET LOSS	$(26,297)	$(9,613)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	6,683,000	4,457,008

See accompanying notes to financial statements.

CONCEPT HOLDING CORP.

Statement of Stockholders' Deficit

For the Years Ended March 31, 2016 and 2015

			Paid in
			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Deficit

Balance, March 31, 2014	3,420,000	3,420	344,117	(350,163)	(2,626)

Common stock issued for liabilities (Note 5)	3,263,000	3,263	-	-	3,263

Net loss for the year ended March 31, 2015	-	-	-	(9,613)	(9,613)

Balance, March 31, 2015	6,683,000	6,683	344,117	(359,776)	(8,976)

Net loss for the year ended March 31, 2016	-	-	-	(26,297)	(26,297)

Balance, March 31, 2016	6,683,000	$6,683	$344,117	$(386,073)	$(35,273)

See accompanying notes to financial statements.

CONCEPT HOLDING CORP.

Statements of Cash Flows

For the Years Ended March 31, 2016 and 2015

	For the Years Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,297)	$(9,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	4,164	8,119
Increase (decrease) in accrued taxes, penalties and interest	-	(1,252)
Increase in related party accrued interest	1,580	76
Net Cash Used in Operating Activities	(20,553)	(2,670)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party loans	15,810	7,690
Net Cash Provided by Financing Activities	15,810	7,690

NET INCREASE (DECREASE) IN CASH	(4,743)	5,020

CASH AT BEGINNING OF YEAR	5,020	-
CASH AT END OF YEAR	$277	$5,020

SUPPLEMENTAL DISCLOSURES
Cash Paid For:
Interest and penalties	$-	$-
Income taxes	$100	$900

NON-CASH FINANCING ACTIVITIES
Stock Issued to Affiliate for Payment of Liabilities	$-	$3,263

 See accompanying notes to financial statements.

CONCEPT HOLDING CORP.

Notes to the Financial Statements

March 31, 2016 and 2015

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Concept Holding Corp. (the Company) was incorporated on May 20, 1980 under the laws of the State of Utah.  The Company originally operated under the name of Dayne Weiss and Associates, Inc. and performed landscaping and yard care services until March 31, 1982 at which time the Company’s management decided to use the remaining assets to liquidate all remaining liabilities. Amended articles were filed with the State of Utah on December 22, 1982 which changed the Company’s name to Merrymack Corporation, reduced the par value of the shares to $0.001 per share, and increased the authorized shares to 50,000,000.

The Company issued 825,000 shares of its common stock to McGovern Investments Limited for a 50% interest in Tremus Industries Limited which was subsequently sold back to McGovern Investments Limited in December 1986 for a $104,400 loss.

On January 4, 1990, the Company acquired all of the outstanding stock of Concept Technologies, Inc. (CTI) which then became a wholly owned subsidiary of the Company for 372,750 shares of its common stock.   CTI was dissolved in January 1991 and the name of Company was changed to Concept Technologies, Inc.

The Company declared a 200% stock dividend on February 28, 1983 and a 1-for-10 reverse split on January 4, 1990.

On December 8, 2014 the Company Restated and Amended its Articles of Incorporation increasing it capitalization to 100,000,000 shares of capital stock with 10,000,000 shares of preferred stock and 90,000,000 shares of common stock, both with a par value of $0.001 per share.

On December 19, 2014 the Company completed a change of domicile merger with Concept Holding Corp., a Nevada corporation which became the surviving entity and Concept Technologies, Inc., a Utah corporation ceased.  The Company currently has no business operations. (see Note 2:  Going Concern).

Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

a.

Accounting Method

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  The Company has elected a March 31 year-end.

CONCEPT HOLDING CORP.

Notes to the Financial Statements

March 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b.

Basic and Diluted Income (Loss) Per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the year by the basic and diluted weighted average number of shares outstanding.  There were 0 and 155,320 common stock equivalents as of March 31, 2016 and 2015, respectively, related to the convertible promissory notes which were subsequently amended to relinquish their convertible features. See Note 3. Those potentially dilutive common stock equivalents were excluded from the diluted loss per share calculation as they are no longer applicable as of March 31, 2016 and would have been antidilutive due to the net loss for March 31, 2015.

c.

Income Taxes

The Company applies the provisions of Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 740 Income Taxes.  The Standard requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability. At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes as a valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement.

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of March 31, 2016 and 2015, income tax penalties and interest of $0 and $0 were incurred.

d.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

f.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company did not generate revenues from operations during the years ended March 31, 2016 or 2015.

CONCEPT HOLDING CORP.

Notes to the Financial Statements

March 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.

Recent Accounting Pronouncement

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that the following pronouncements may have a significant effect on its financial statements.

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

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statement.

NOTE 2 -   GOING CONCERN

The Company has suffered recurring losses and has minimal assets.  Related parties have been infusing capital to fund the Company’s minimum operating requirements. Management intends to continue using related party resources to keep the Company viable until it identifies operations or a merger candidate.  As shown in the accompanying financial statements, the Company incurred a net loss of $26,297 during the year ended March 31, 2016 and, as of that date; the Company’s current and total liabilities exceeded its current and total assets by $35,273.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of March 31, 2016, the Company had current liabilities of $31,685 in excess of current assets.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management cannot make any assurances that such financing will be secured, and as such, there is a risk that operations may be curtailed in future periods.

CONCEPT HOLDING CORP.

Notes to the Financial Statements

March 31, 2016 and 2015

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2016 and 2015 the Company had notes payable to related parties with balances of $25,156 and $7,766, respectively. The balances owed to the related parties as of March 31, 2016 of $25,156 consists of $23,500 principal and $1,656 accrued interest.  One note for $10,000 of which $3,500 had been drawn down on as of March 31, 2016 bears interest of 12% and is due January 20, 2018.  Two additional notes totaling $20,000, each for $10,000 bear interest at 10% and are due February 23, 2017 and were convertible until amended on March 28, 2016 eliminating any convertible features.  The Company has no convertible notes outstanding.

NOTE 4– INCOME TAXES

The Company has net operating loss carryforwards for income tax reporting purposes of approximately $46,300 for the year ended March 31, 2016 and $21,657 for the year ended March 31, 2015 that may be used to offset against future taxable income through 2035.   No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

The deferred tax assets as of March 31, 2016 and March 31, 2015 consisted of the following:

	March 31, 2016	March 31, 2015
NOL Carryover	$17,260	$8,078
Valuation Allowance	(17,260)	(8,078)

Net deferred tax asset	$-	$-

Tax expense consists of the minimum state tax paid to the State of Utah of $100 for the tax year ended March 31, 2016 and March 31, 2015.

The income tax provision differs from the amount of income tax determined by applying the blended U.S. federal income tax and Utah state tax rate of 37.30% to pretax income from continuing operations for the years ended March 31, 2016 and 2015 due to the following:

	March 31, 2016	March 31, 2015
Expected provision (based on statutory rate)	$(8,941)	$(3,268)
Effect of:
Increase in valuation allowance	9,182	3,441
Expected state taxes, net of federal benefit	(868)	(317)
Non-deductible expenses	-	-
Non-deductible transaction fees	-	-
Other, net	727	244
Actual Provision/(Benefit)	$100	$100

The valuation allowance increased by $9,182 during year ended March 31, 2016 and $3,441 during year ended March 31, 2015.

CONCEPT HOLDING CORP.

Notes to the Financial Statements

March 31, 2016 and 2015

NOTE 4– INCOME TAXES (continued)

Uncertain Tax Positions

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows. All years prior to 2013 are closed by expiration of the statute of limitations.   The years ended March 31, 2013, 2014, 2015 and 2016 are open for examination.

NOTE 5 – STOCK ISSUANCE

No stock was issued for the year ending March 31, 2016.  On December 16, 2014 the Company issued 3,263,000 shares of common stock to Clearline Ventures, LLC, a Utah Limited Liability Corporation, controlled by Thomas Howells, our President and Director.  The shares were issued at par value of $0.001 per share for $3,263 of expenses paid on behalf of the Company.

NOTE 6 – SUBSEQUENT EVENTS

For purposes of these financial statements and all disclosures, subsequent events were evaluated through as the date the financial statements were issued.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 24, 2016 we filed a Current Report on Form 8-K announcing a change in auditors from Mantyla McReynolds, LLC to Heaton & Company, PLLC.  There were no disagreements between the Company and Mantyla McReynolds, PLLC.  See the Exhibit Index for reference to the 8-K as incorporated herein by reference.

ITEM 9A:  CONTROLS AND PROCEDURES

Our management, with the participation of our President (CEO) and Secretary/Treasurer (acting CFO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective, due to having a sole officer and director, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, consisting of our sole officer and director, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of March 31, 2016, our internal control over financial reporting was not effective due to having a sole officer and director.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Thomas Howells	44	President & Director	March 2014

Background and Business Experience

Thomas J. Howells - Mr. Howells is 44 years of age. He graduated from Westminster College of Salt Lake City, Utah, with a Bachelor’s degree in Business in 1994 and a Master of Business Administration in 2004. Mr. Howells has been an employee and the Secretary/Treasurer of Jenson Services, Inc. for the past 16 years, a consulting firm focusing primarily on general business consulting. Mr. Howells has served as an Officer and Director of a number of public companies and is currently President and a director of Dala Petroleum Corp., a Nevada corporation (OTCQB; DALP).  Mr. Howells was the President and CEO of LipidViro Tech, Inc. until it became NAC Global Technologies, Inc. (“NACG”) in June of 2014.  Mr. Howells was the former CEO and director of City Media, Inc. until October 2014.

Mr. Howells’ management of small operating businesses and his experience in the public arena make him a suitable candidate to organize the affairs of Concept Holding and seek out qualified candidates that would like to consolidate their operations with Concept Holding.  This past experience includes working with accountants and auditors on financial statements, and working with filing of SEC reports including annual and quarterly reports.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

The sole officer and director has no family relationships to any other related parties.

Involvement in Other Public Companies

Mr. Howells is also the President and a director of Dala Petroleum Corp., a Nevada corporation (OTCQB: DALP) which holds oil leases in Kansas for oil exploration.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers (or those in similar positions with us) has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  See Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have one director and executive officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of material operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended March 31, 2016, or 2015.  Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.  Stock awards were valued using the closing bid price for the period in question as obtained from the OTCMG.  The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Thomas Howells, CEO	2016	--	--	--	--	--	--	--
	2015	--	--	--	--	--	--	--
Jerry Cassells, CEO	2014	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended March 31, 2016.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of July 12, 2016, with respect to the beneficial ownership of Concept Holding’s Common Stock by the director of Concept Holding and each person known by Concept Holding to be the beneficial owner of more than 5% of Concept Holding’s outstanding shares of Common Stock.  At July 12, 2016, there were 6,683,000 shares of common stock and no shares of preferred stock outstanding.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities.  Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named.  For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof.  The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Stockholders
Common	Clearline Ventures, LLC(1) 4685 S. Highland Dr., Suite 202 Salt Lake City, Utah 84117	3,263,000(1)	48.82%

Common	Meggan Halliday 3615 South 2210 East Salt Lake City, Utah 84109	2,581,750	38.63%

	Director(s) and Officers:
Common	Thomas Howells (1)	3,263,000	48.83%
Common	All Officers and Director as a Group (one person)	3,263,000	48.83%

(1)

Held by Clearline Ventures, LLC., of which Mr. Howells is the principal and beneficial owner

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options or warrants.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

For 2015 and 2016, Mr. Howells, the sole officer and director of the Company, provided office space at no cost to the Company.

In 2015, Mr. Howells advanced $10,000 to the Company from Clearline Ventures, LLC, a Utah limited liability Company of which he is the beneficial owner.  Mr. Howells’ advances were covered by a promissory note.  Under the terms of the note dated February 23, 2015, which provides advances of up to $10,000, the Company is obligated to repay Mr. Howells on or before the earlier of February 23, 2017 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations.  The note bears simple interest at 10% percent per annum.  In addition to the note by Mr. Howells, one of our shareholders, Christopher Day, advanced the Company $10,000 under the terms of promissory notes.  The notes are under the same terms as Mr. Howells.  The notes have been amended to remove any provisions providing for conversion.  On or about, January 20, 2016, the Company entered into a promissory note, at a rate of 12% per annum, for $10,000 with Clearline Ventures, LLC., a Utah limited liability company controlled by Thomas Howells, our President.  The note is due on January 20, 2018.  There is $6,500 available under the note.

Except as set forth above, there were no material transactions, or series of similar transactions, during the  Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company or any of the Company’s subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Concept Holding does not consider its director to be independent given Mr. Howells’s role as an officer of the Company and shareholder.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended March 31, 2016, and 2015:

Fee Category	2016	2015
Audit Fees	$12,765	$1,810
Audit-related Fees	$0	$475
Tax Fees	$0	$0
All Other Fees	$50	$0
Total Fees	$12,815	$2,285

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended March 31, 2016 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Articles of Incorporation[1]
3.2	Bylaws[1]
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002[3]
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002[3]
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

1As filed with our Form 10 on September 22, 2015, and incorporated herein by reference.

2Incorporated herein by reference.

3Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPT HOLDING CORP.

Date:	July 14, 2016	By:	/s/ Thomas J. Howells
Thomas J. Howells
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CONCEPT HOLDING CORP.

Date:	July 14, 2016	By:	/s/ Thomas J. Howells
Thomas J. Howells
President and Director
Principal Executive Officer