Form 10-Q
period 2016-06-30
Concept Holding Corp.
filed 2016-08-12
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. – 000-55512

CONCEPT HOLDING CORP.

(Exact name of issuer as specified in its charter)

Nevada	87-0363526
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 10, 2016
Common Capital Voting Stock, $0.001 par value per share	6,683,000 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2016

C O N T E N T S

CONCEPT HOLDING CORP.

Condensed Balance Sheets

June 30, 2016 and March 31, 2016

ASSETS

	June 30,	March 31,
	2016	2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,168	$277
TOTAL ASSETS	$3,168	$277

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$11,430	$10,294
Notes payable – related parties, current portion (Note 3)	20,000	20,000
Accrued taxes, penalties, and interest	100	1,668
Total Current Liabilities	31,530	31,962

LONG TERM LIABILITIES
Notes payable-related parties (Note 3)	7,500	3,500
Accrued interest-related parties (Note 3)	2,346	88
Total Long Term Liabilities	9,846	3,588
TOTAL LIABILITIES	41,376	35,550

STOCKHOLDERS' DEFICIT
Preferred Stock (par value $.001), 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock (par value $0.001), 90,000,000 shares authorized, 6,683,000 and 6,683,000 shares issued and outstanding, respectively	6,683	6,683
Additional Paid-in Capital	344,117	344,117
Retained deficit	(389,008)	(386,073)
Total Stockholders' Deficit	(38,208)	(35,273)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,168	$277

The accompanying notes are an integral part of these condensed financial statements.

CONCEPT HOLDING CORP.

Condensed Statements of Operations

For the Three Months Ended June 30, 2016 and 2015

(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
REVENUES	$-	$-

OPERATING EXPENSES	2,245	7,567

LOSS FROM OPERATIONS	(2,245)	(7,567)

OTHER EXPENSE
Interest	(690)	(195)
Total Other Expense	(690)	(195)

NET LOSS BEFORE INCOME TAXES	(2,935)	(7,762)

INCOME TAXES
Provisions for Income Taxes	-	-
Total Income Taxes	-	-

NET LOSS	$(2,935)	$(7,762)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	6,683,000	6,683,000

The accompanying notes are an integral part of these condensed financial statements.

CONCEPT HOLDING CORP.

Condensed Statements of Cash Flows

For the Three Months Ended June 30, 2016 and 2015

(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,935)	$(7,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	1,136	5,175
Increase (decrease) in accrued taxes, penalties and interest	(1,568)	-
Increase in related party accrued interest	2,258	195
Net Cash Used by Operating Activities	(1,109)	(2,392)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	4,000	-
Net Cash Provided by Financing Activities	4,000	-

NET INCREASE (DECREASE) IN CASH	2,891	(2,392)

CASH AT BEGINNING OF PERIOD	277	5,020
CASH AT END OF PERIOD	$3,168	$2,628

SUPPLEMENTAL DISCLOSURES
Cash Paid For:
Interest and penalties	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Concept Holding Corp.

Notes to Condensed Financial Statements

June 30, 2016

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Audit Financial Statements for the years ended March 31, 2016 and 2015 included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month period ended June 30, 2016, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

On or about, February 23, 2015 the Company entered into two convertible promissory notes for $10,000 each.  The notes are due on February 23, 2017 and bear a 10% interest rate.  The balance due under the notes was $20,000 as of June 30, 2016 with $0 available under the notes.  An additional note for $10,000 dated January 20, 2016 with our President currently has $7,500 outstanding, bears 12% interest and is due January 20, 2018.  Interest expense on related party loans for the three month periods ended June 30, 2016, totaled $690 and $195, respectively.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed.  The Company chose to adopt ASU No. 2014-10 early, effective in the interim financial statements for the period ended September 30, 2014.

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

NOTE 5 SUBSEQUENT EVENTS

For purposes of these financial statements and all disclosures, subsequent events were evaluated through the date the financial statements were issued.

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

Plan of Operation

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission fees and the Securities and Exchange of 1934, as amended (the “Exchange Act”), reporting requirement filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  Because a principal shareholder has been paying all of the operating expenses, management does not anticipate that we will have to raise additional funds during the next 12 months.

Our common stock currently is not listed for trading.  We have submitted an application for an OTC Markets Pink Sheets listing which may or may not be approved.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

We had no operations during the quarterly period ended June 30, 2016 or 2015, nor do we have operations as of the date of this filing.  General and administrative expenses were $2,245 for the June 30, 2016, period, compared to $7,567 for the June 30, 2015, period. General and administrative expenses for the three months ended June 30, 2016, were comprised mainly of accounting, legal and transfer agent expenses along with other office fees. We had a net loss of $2,935 for the June 30, 2016, period, compared to a net loss of $7,762 for the June 30, 2015, period.  The decrease was mainly attributable to additional accounting expenses associated with our Form 10 Registration Statement, as amended in 2015.

Liquidity and Capital Requirements

We had minimal cash or cash equivalents on hand at June 30, 2016 and $2,500 was available under an existing promissory note with our President.  Other than the existing promissory note, we have not entered into any additional financing agreements but anticipate that we will be relying on our President to extend another promissory note to meet our expenses.  The aggregate amount of $20,000 in loans bear 10% interest and are due February 23, 2017. An additional note for $10,000 dated January 20, 2016 currently has $7,500 outstanding, bears 12% interest and is due January 20, 2018.  Interest expense on related party loans for the three month periods ended June 30, 2016, totaled $690 and $195, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of additional funds that will have to be raised.

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

Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosure.

We have no mining activities.

Item 5. Other Information.

None; not applicable.

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

(b) Reports on Form 8-K

We filed an 8-K on May 25, 2016 changing our certifying accountant to Heaton & Company, PLLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCEPT HOLDING CORP.

(Issuer)

Date:	August 12, 2016	By:	/s/Thomas Howells
Thomas Howells, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 12, 2016	By:	/s/Thomas Howells
Thomas Howells, Principal Financial Officer