Form 10-Q
period 2016-09-30
Concept Holding Corp.
filed 2016-11-17
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. – 000-55512

CONCEPT HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-0363526
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

1914 E. 9400 S., #232
Sandy, UT 84093
(Address of Principal Executive Offices)

4685 S. Highland Drive, Suite #202 Salt Lake City, Utah 84117
(Address of Principal Executive Offices)

(801) 577-0541
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 10, 2016
Common Capital Voting Stock, $0.001 par value per share	6,683,000 shares

FORWARD-LOOKING STATEMENTS

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

September 30, 2016

C O N T E N T S

CONCEPT HOLDING CORP.

Condensed Balance Sheets

September 30, 2016 and March 31, 2016

ASSETS

	September 30,	March 31,
	2016	2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$279	$277
TOTAL ASSETS	$279	$277

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$15,044	$10,294
Notes payable – related parties, current portion (Note 3)	20,000	20,000
Accrued taxes, penalties, and interest	2,773	1,668
Total Current Liabilities	37,817	31,962

LONG-TERM LIABILITIES
Notes payable-related parties (Note 3)	10,000	3,500
Accrued interest-related parties (Note 3)	522	88
Total Long-Term Liabilities	10,522	3,588
TOTAL LIABILITIES	48,339	35,550

STOCKHOLDERS' DEFICIT
Preferred Stock (par value $.001), 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock (par value $0.001), 90,000,000 shares authorized, 6,683,000 and 6,683,000 shares issued and outstanding, respectively	6,683	6,683
Additional Paid-in Capital	344,117	344,117
Retained deficit	(398,860)	(386,073)
Total Stockholders' Deficit	(48,060)	(35,273)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$279	$277

The accompanying notes are an integral part of these condensed financial statements.

CONCEPT HOLDING CORP.

Condensed Statements of Operations

For the Three and Six Months Ended September 30, 2016 and 2015

(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	9,003	8,056	11,248	15,248

LOSS FROM OPERATIONS	(9,003)	(8,056)	(11,248)	(15,248)

OTHER EXPENSE
Interest	(849)	(285)	(1,539)	(480)
Total Other Expense	(849)	(285)	(1,539)	(480)

NET LOSS BEFORE INCOME TAXES	(9,852)	(8,341)	(12,787)	(15,728)

INCOME TAXES
Provisions for Income Taxes	-	(100)	-	(100)
Total Income Taxes	-	(100)	-	(100)

NET LOSS	$(9,852)	$(8,441)	$(12,787)	$(15,828)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	6,683,000	6,683,000	6,683,000	6,683,000

The accompanying notes are an integral part of these condensed financial statements.

CONCEPT HOLDING CORP.

Condensed Statements of Cash Flows

For the Six Months Ended September 30, 2016 and 2015

(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,787)	$(15,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	4,750	7,657
Increase (decrease) in accrued taxes, penalties and interest	1,105	-
Increase in related party accrued interest	434	480
Net Cash Used by Operating Activities	(6,498)	(7,691)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	6,500	10,000
Net Cash Provided by Financing Activities	6,500	10,000

NET INCREASE (DECREASE) IN CASH	2	2,309

CASH AT BEGINNING OF PERIOD	277	5,020
CASH AT END OF PERIOD	$279	$7,329

SUPPLEMENTAL DISCLOSURES
Cash Paid For:
Interest and penalties	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Concept Holding Corp.

Notes to Condensed Financial Statements

September 30, 2016

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Audit Financial Statements for the years ended March 31, 2016 and 2015 included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six month periods ended September 30, 2016, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

On or about, February 23, 2015 the Company entered into two convertible promissory notes for $10,000 each.  The notes are due on February 23, 2017 and bear a 10% interest rate.  The balance due under the notes was $20,000 as of September 30, 2016 with $0 available under the notes.  An additional note for $10,000 dated January 20, 2016 with $0 available under the note, bears 12% interest and is due January 20, 2018.  Interest expense on related party loans for the three and six month periods ended September 30, 2016, totaled $849 and $1,539, respectively.  Subsequent to the date of this report, the President has provided additional funding in the amount of $6,000 that is due on demand until a new promissory note is accepted by the Company.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance on our financial statements.

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

On October 19, 2016 the Company’s common stock became quoted for trading under the symbol “CNHD”.

On or about October 21, 2016 the Company received a loan from our President in the amount of $6,000 which is due and payable on demand until a new promissory note is accepted which may or may not provide for additional funds for the Company.  It is anticipated that such promissory note would reflect the same terms as the previous note at a rate of 12% annually.

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

On October 19, 2016 our common stock became quoted for trading under the symbol “CNHD”.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

We had no operations during the quarterly period ended September 30, 2016 or 2015, nor do we have operations as of the date of this filing.  General and administrative expenses were $9,003 for the September 30, 2016, period, compared to $8,056 for the September 30, 2015, period. General and administrative expenses for the three months ended September 30, 2016, were comprised mainly of accounting, legal and transfer agent expenses along with other office fees. We had a net loss of $9,852 for the September 30, 2016, period, compared to a net loss of $8,441 for the September 30, 2015, period.  The increase was mainly attributable to additional accounting expenses associated with our two separate auditor reports on our most recent Form 10-K Annual Report.

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015

We had no operations during the quarterly period ended September 30, 2016 or 2015, nor do we have operations as of the date of this filing.  General and administrative expenses were $11,248 for the September 30, 2016, period, compared to $15,248 for the September 30, 2015, period. General and administrative expenses for the six months ended September 30, 2016, were comprised mainly of accounting, legal and transfer agent expenses along with other office fees. We had a net loss of $12,787 for the September 30, 2016, period, compared to a net loss of $15,828 for the September 30, 2015, period.  The decrease was mainly attributable to additional accounting expenses associated with our Form 10 Registration Statement, as amended in 2015.

Liquidity and Capital Requirements

We had minimal cash or cash equivalents on hand at September 30, 2016 and $0 was available under existing promissory notes.  We have not entered into any additional financing agreements but anticipate that we will be relying on our President to extend another promissory note to meet our expenses.  The aggregate amount of $20,000 in loans bears 10% interest and is due February 23, 2017. An additional note for $10,000 dated January 20, 2016, bears 12% interest and is due January 20, 2018.  Interest expense on related party loans for the three month periods ended September 30, 2016 and 2015, totaled $849 and $285, respectively.  Interest expense for the six month periods ended September 30, 2016 and 2015, totaled $1,539 and $480, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of additional funds that will have to be raised.

See Subsequent Events of our Notes to Financial Statements regarding additional funds received.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosure.

We have no mining activities.

Item 5. Other Information.

On or about October 19, 2016, the Company was assigned the trading symbol “CNHD” by Financial Industry Regulatory Authority (“FINRA”).

On or about October 21, 2016, the Company received a loan from our President in the amount of $6,000, which is due and payable on demand until a new promissory note is accepted, which may or may not provide for additional funds for the Company.  It is anticipated that such promissory note would reflect the same terms as the previous note at a rate of 12% annually.

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

(b) Reports on Form 8-K

We filed an 8-K on October 19, 2016 announcing the assignment of trading symbol “CNHD”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCEPT HOLDING CORP.

(Issuer)

Date:	November 17, 2016	By:	/s/Thomas Howells
Thomas Howells, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 17, 2016	By:	/s/Thomas Howells
Thomas Howells, Principal Financial Officer