Form 10-Q
period 2016-12-31
Concept Holding Corp.
filed 2017-02-21
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 20, 2017
Common Capital Voting Stock, $0.001 par value per share	6,683,000 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

December 31, 2016

C O N T E N T S

CONCEPT HOLDING CORP.

Condensed Balance Sheets

December 31, 2016 and March 31, 2016

ASSETS

	December 31,	March 31,
	2016	2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$888	$277
TOTAL ASSETS	$888	$277

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$13,637	$10,294
Notes payable – related parties, current portion (Note 3)	26,000	20,000
Accrued taxes, penalties, and interest	3,407	1,668
Total Current Liabilities	43,044	31,962

LONG-TERM LIABILITIES
Notes payable-related parties (Note 3)	10,000	3,500
Accrued interest-related parties (Note 3)	844	88
Total Long-Term Liabilities	10,844	3,588
TOTAL LIABILITIES	53,888	35,550

STOCKHOLDERS' DEFICIT
Preferred Stock (par value $.001), 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock (par value $0.001), 90,000,000 shares authorized, 6,683,000 and 6,683,000 shares issued and outstanding, respectively	6,683	6,683
Additional Paid-in Capital	344,117	344,117
Retained deficit	(403,800)	(386,073)
Total Stockholders' Deficit	(53,000)	(35,273)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$888	$277

The accompanying notes are an integral part of these condensed financial statements.

CONCEPT HOLDING CORP.

Condensed Statements of Operations

For the Three and Nine Months Ended December 31, 2016 and 2015

(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	3,984	5,923	15,132	21,271

LOSS FROM OPERATIONS	(3,984)	(5,923)	(15,132)	(21,271)

OTHER EXPENSE
Interest	(956)	(484)	(2,495)	(964)
Total Other Expense	(956)	(484)	(2,495)	(964)

NET LOSS BEFORE INCOME TAXES	(4,940)	(6,407)	(17,627)	(22,235)

INCOME TAXES
Provisions for Income Taxes	-	-	(100)	-
Total Income Taxes	-	-	(100)	-

NET LOSS	$(4,940)	$(6,407)	$(17,727)	$(22,235)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	6,683,000	6,683,000	6,683,000	6,683,000

The accompanying notes are an integral part of these condensed financial statements.

CONCEPT HOLDING CORP.

Condensed Statements of Cash Flows

For the Nine Months Ended December 31, 2016 and 2015

(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,727)	$(22,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	3,343	4,108
Increase (decrease) in accrued taxes, penalties and interest	1,739	-
Increase in related party accrued interest	756	963
Net Cash Used by Operating Activities	(11,889)	(17,164)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	12,500	12,310
Net Cash Provided by Financing Activities	12,500	12,310

NET INCREASE (DECREASE) IN CASH	611	(4,854)

CASH AT BEGINNING OF PERIOD	277	5,020
CASH AT END OF PERIOD	$888	$166

SUPPLEMENTAL DISCLOSURES
Cash Paid For:
Interest and penalties	$-	$-
Income taxes	$-	$100

The accompanying notes are an integral part of these condensed financial statements.

Concept Holding Corp.

Notes to Condensed Financial Statements

December 31, 2016

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Audit Financial Statements for the years ended March 31, 2016 and 2015 included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine month periods ended December 31, 2016, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

On or about, February 23, 2015 the Company entered into two convertible promissory notes for $10,000 each.  The notes are due on February 23, 2017 and bear a 10% interest rate.  The balance due under the notes was $20,000 as of December 31, 2016 with $0 available under the notes.  An additional note for $10,000 dated January 20, 2016 with $0 available under the note, bears 12% interest and is due January 20, 2018.  An additional $6,000 has been loaned to Company as of December 31, 2016 and is due on demand and accruing interest at a rate of 12%.  Interest expense on related party loans for the three and nine month periods ended December 31, 2016, totaled $956 and $2,495, respectively.

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

NOTE 5 SUBSEQUENT EVENTS

For purposes of these financial statements and all disclosures, subsequent events were evaluated through the date the financial statements were issued and no events were noted that required disclosure.

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

Results of Operations

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

We had no operations during the quarterly period ended December 31, 2016 or 2015, nor do we have operations as of the date of this filing.  General and administrative expenses were $3,984 for the December 31, 2016, period, compared to $5,923 for the December 31, 2015, period. General and administrative expenses for the three months ended December 31, 2016, were comprised mainly of accounting, legal and transfer agent expenses along with other office fees. We had a net loss of $4,940 for the December 31, 2016, period, compared to a net loss of $6,407 for the December 31, 2015, period.  The decrease was mainly attributable to reduced legal and accounting expenses.

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015

We had no operations during the quarterly period ended December 31, 2016 or 2015, nor do we have operations as of the date of this filing.  General and administrative expenses were $15,132 for the December 31, 2016, period, compared to $21,271 for the December 31, 2015, period. General and administrative expenses for the nine months ended December 31, 2016, were comprised mainly of accounting, legal and transfer agent expenses along with other office fees. We had a net loss of $17,727 for the December 31, 2016, period, compared to a net loss of $22,235 for the December 31, 2015, period.  The decrease was mainly attributable to additional accounting expenses associated with our Form 10 Registration Statement, as amended in 2015.

Liquidity and Capital Requirements

We had minimal cash or cash equivalents on hand at December 31, 2016 and $0 was available under existing promissory notes.  We have not entered into any additional financing agreements but anticipate that we will be relying on our President to extend another promissory note to meet our expenses and received $6,000 during the three month period ending December 31, 2016 but have not entered into a new promissory note and it is currently due on demand.  The aggregate amount of $20,000 in loans bears 10% interest and is due February 23, 2017. An additional note for $10,000 dated January 20, 2016, bears 12% interest and is due January 20, 2018.  Interest expense on related party loans for the three month periods ended December 31, 2016 and 2015, totaled $956 and $484, respectively.  Interest expense for the nine month periods ended December 31, 2016 and 2015, totaled $2,495 and $964, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of additional funds that will have to be raised.

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

CONCEPT HOLDING CORP.

(Issuer)

Date:	February 21, 2017	By:	/s/ Thomas Howells
Thomas Howells, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 21, 2017	By:	/s/ Thomas Howells
Thomas Howells, Principal Financial Officer