Form 10-K
period 2017-03-31
Concept Holding Corp.
filed 2017-06-26
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2017

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. – 000-55512

CONCEPT HOLDING CORP.

(Name of registrant as specified in its Charter)

Nevada	87-0363526
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

6 Desta Drive, Suite 5100, Midland, Texas 79705

(Address of Principal Executive Offices)

(432)242-4965

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The Company’s stock is not listed on any exchange or market.

Outstanding Shares

As of June 19, 2017, the Registrant had 3,801,250 shares of common stock outstanding.

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

Since the termination of its prior business, Concept has had no operations other than seeking an acquisition or merger to bring an operating entity into the Company.  The Company’s sole executive officer, Will Gray, does not propose to restrict his search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry.  The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky.  Additionally, the Company has only limited resources and may find it difficult to locate good opportunities.  There can be no assurance that Mr. Gray will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to Concept and its stockholders.  Mr. Gray will select any potential business opportunity based on his business judgment.

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

ITEM 2:  PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the business office address and telephone number of E. Will Gray II, and are currently provided at no cost. Because we have had no business, our activities have been limited to keeping itself in good standing in the State of Nevada and timely voluntarily filing our reports with the SEC. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Gray of providing the use of his office and telephone have been minimal.

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

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Concept Holding’s Common Stock is currently quoted on the OTCQB under the symbol “CNHD”.

Concept Holding has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act.  Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144.  As of June 19, 2017, Concept Holding had 3,801,250 shares outstanding, except for 3,263,000, all were issued more than twelve years ago.  All of these shares would generally be available for resale.  Currently, Rule 144 would not be available for those 3,263,000 shares issued in the last two years until at least one year after a merger with an operating company or the creation of business operations by the Company and the filing of an 8-K containing certain information required in a Form 10 filing.  As such the timing of the availability of resale exemptions for these shares is unknown and currently they are not available for resale under Rule 144.  When the shares potentially become available for resale, there could be a depressive effect on any market that may develop for the Company’s common stock given the amount of shares that would be available for resale versus the number currently available.

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

Holders

We currently have 256 stockholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except as described herein, or previously described in our filings, Concept Holding has not sold shares of its common stock or preferred stock.  There were no sales of registered or unregistered securities for the three fiscal years ended March 31, 2017.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended March 31, 2017, from the sale of registered securities.

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

Results of Operations

For the Years Ended March 31, 2017 and 2016

We had no operations during the years ended March 31, 2017 or 2016, nor do we have operations as of the date of this filing.  General and administrative expenses were $17,937 and $24,617 for the years ended March 31, 2017 and 2016, respectively. General and administrative expenses for the years ended March 31, 2017, were comprised mainly of accounting, legal and transfer agent expenses along with other office fees. We had a net loss of $21,761 and $26,297 for the years ended March 31, 2017 and 2016, respectively.  The decrease was mainly attributable to less accounting expenses incurred during the year ended March 31, 2017.

Liquidity and Capital Resources

We had limited cash or cash equivalents on hand on March 31, 2017. On February 28, 2017, we amended three existing promissory notes. The two promissory notes originally entered into on February 23, 2015 with the aggregate amount of $20,000 bearing 10% interest were amended to include a maturity date of February 23, 2018. The other promissory note entered into on January 10, 2016 with amount of $10,000 bearing 12% interest was amended to increase the principal amount by $8,040 and to include a maturity date of January 20, 2018.

Significant and Critical Accounting Policies and Practices

While our significant accounting policies are more fully described in Note 1 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended March 31, 2017 or 2016.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONCEPT HOLDING CORP.

FINANCIAL STATEMENTS

March 31, 2017

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Concept Holding Corp.

We have audited the accompanying balance sheets of Concept Holding Corp.  (the Company) as of March 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concept Holding Corp. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Heaton & Company, PLLC

Farmington, Utah

June 23, 2017

CONCEPT HOLDING CORP.

Balance Sheets

March 31, 2017 and 2016

	March 31,	March 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8	$277
TOTAL ASSETS	$8	$277

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$13,522	$10,294
Notes payable, current portion (Note 3)	38,040	20,000
Accrued taxes, penalties, and interest	5,480	1,668
Total Current Liabilities	57,042	31,962

LONG-TERM LIABILITIES
Notes payable-related parties (Note 3)	-	3,500
Accrued interest-related parties (Note 3)	-	88
Total Long-Term Liabilities	-	3,588
TOTAL LIABILITIES	57,042	35,550

STOCKHOLDERS' DEFICIT
Preferred Stock (par value $0.001), 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock (par value $0.001), 90,000,000 shares authorized, 6,683,000 shares issued and outstanding	6,683	6,683
Additional Paid-in Capital	344,117	344,117
Accumulated deficit	(407,834)	(386,073)
Total Stockholders' Deficit	(57,034)	(35,273)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8	$277

The accompanying notes are an integral part of these financial statements.

CONCEPT HOLDING CORP.

Statements of Operations

For the Years Ended March 31, 2017 and 2016

	For the Years Ended
	March 31,
	2017	2016
REVENUES	$-	$-

OPERATING EXPENSES	17,937	24,617

LOSS FROM OPERATIONS	(17,937)	(24,617)

OTHER EXPENSE
Interest	(3,724)	(1,580)
Total Other Expense	(3,724)	(1,580)

NET LOSS BEFORE INCOME TAXES	(21,661)	(26,197)

INCOME TAXES
Provisions for Income Taxes	(100)	(100)
Total Income Taxes	(100)	(100)

NET LOSS	$(21,761)	$(26,297)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING -BASIC AND DILUTED	6,683,000	6,683,000

The accompanying notes are an integral part of these financial statements.

CONCEPT HOLDING CORP.

Statements of Stockholders' Deficit

For the Years Ended March 31, 2017 and 2016

			Paid in
			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Deficit
Balance, March 31, 2015	6,683,000	$6,683	$344,117	$(359,776)	$(8,976)

Net loss for the year ended March 31, 2016	-	-	-	(26,297)	(26,297)

Balance, March 31, 2016	6,683,000	6,683	344,117	(386,073)	(35,273)

Net loss for the year ended March 31, 2017	-	-	-	(21,761)	(21,761)

Balance, March 31, 2017	6,683,000	$6,683	$344,117	$(407,834)	$(57,034)

The accompanying notes are an integral part of these financial statements.

CONCEPT HOLDING CORP.

Statements of Cash Flows

For the Years Ended March 31, 2017 and 2016

	For the Years Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,761)	$(26,297)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable	3,228	4,164
Increase in related party accrued interest	3,724	1,580
Net Cash Used by Operating Activities	(14,809)	(20,553)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	14,540	15,810
Net Cash Provided by Financing Activities	14,540	15,810

NET INCREASE IN CASH	(269)	(4,743)

CASH AT BEGINNING OF PERIOD	277	5,020

CASH AT END OF PERIOD	$8	$277

SUPPLEMENTAL DISCLOSURES
Cash Paid For:
Interest and penalties	$-	$-
Income taxes	$100	$100

The accompanying notes are an integral part of these financial statements.

CONCEPT HOLDING CORP.

Notes to the Financial Statements

March 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Concept Holding Corp. (the Company) was incorporated on May 20, 1980 under the laws of the State of Utah.  The Company originally operated under the name of Dayne Weiss and Associates, Inc. On December 22, 1982, the Company filed an amended articles with the State of Utah to change the Company’s name to Merrymack Corporation, to reduce the par value of the shares to $0.001 per share, and to increase the authorized shares to 50,000,000.

On January 4, 1990, the Company acquired all of the outstanding stock of Concept Technologies, Inc. (CTI) which then became a wholly owned subsidiary of the Company for 372,750 shares of its common stock.   CTI was dissolved in January 1991 and the name of Company was changed to Concept Technologies, Inc.

On December 8, 2014, the Company restated and amended its Articles of Incorporation to increase its capitalization to 100,000,000 shares of capital stock, which consisted of 10,000,000 shares of preferred stock and 90,000,000 shares of common stock, both with a par value of $0.001 per share.

On December 19, 2014, the Company completed a change of domicile merger with Concept Holding Corp., a Nevada corporation which became the surviving entity and Concept Technologies, Inc., a Utah corporation ceased.  The Company currently has no business operations. (See Note 2:  Going Concern).

Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

a.

Accounting Method

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  The Company has elected a March 31 year-end.

b.

Basic and Diluted Loss Per Common Share

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

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of March 31, 2017 and 2016, income tax penalties and interest of $0 and $0 were incurred.

CONCEPT HOLDING CORP.

Notes to the Financial Statements

March 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

f.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company did not generate revenues from operations during the years ended March 31, 2017 or 2016.

g.

Recent Accounting Pronouncement

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

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since its inception and has operating loss of $17,937 and net loss of $21,761 for the year ended March 31, 2017. The Company's continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to our company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

CONCEPT HOLDING CORP.

Notes to the Financial Statements

March 31, 2017 and 2016

NOTE 2 – GOING CONCERN (Continued)

We are attempting to generate sufficient revenue; however, our cash position may not be sufficient to support our daily operations. While we believe in the viability of our strategy to generate sufficient revenues in the future and in our ability to raise additional funds, there can be no assurances to that effect. The ability of our company to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenue to cover operating expenses and in our ability to raise additional funds.

NOTE 3 – RELATED PARTY TRANSACTIONS

On February 28, 2017, the Company amended three existing promissory notes to related parties. The two promissory notes originally entered into on February 23, 2015 with the aggregate amount of $20,000 bearing 10% interest were amended to extend the maturity date to February 23, 2018. The other promissory note entered into on January 10, 2016 with amount of $10,000 bearing 12% interest and was amended to increase additional principal amount by $8,040 and to extend the maturity date to January 20, 2018. During the year ended March 31, 2017, the Company received $14,540 of cash proceeds from the related parties. Interest expense for the years ended March 31, 2017 and 2016 are $3,724 and $1,580, respectively. One of the related parties has ceased to be a related party since February 28, 2017.

On February 28, 2017, a significant shareholder of the Company sold all its shares of common stock in the Company to a company that beneficially owned by the Company’s new officer and director. These shares were sold for a total of $125,000 and paid for in the form of a promissory note executed in favor of the shareholder.  The note will be paid when a merger, reorganization or acquisition between the Company and another corporation or entity or any change of control of the Company where either a majority of current management resigns or is terminated or the majority of ownership of the Company changes.

NOTE 4 – INCOME TAXES

The Company has net operating loss carryforwards for income tax reporting purposes of approximately $64,,200 for the year ended March 31, 2017 and $46,300 for the year ended March 31, 2016 that may be used to offset against future taxable income through 2036.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

The deferred tax assets as of March 31, 2017 and March 31, 2016 consisted of the following:

	March 31, 2017	March 31, 2016
NOL Carryover	$23,951	$17,260
Valuation Allowance	(23,951)	(17,260)
Net Deferred Tax Asset	$-	$-

Tax expense consists of the minimum state tax paid to the State of Utah of $100 for the tax years ended March 31, 2017 and 2016.

The income tax provision differs from the amount of income tax determined by applying the blended U.S. federal income tax and Utah state tax rate of 37.30% to pretax income from continuing operations for the years ended March 31, 2017 and 2016 due to the following:

	March 31, 2017	March 31, 2016
Expected provision (based on statutory rate)	$(7,399)	$(8,941)
Effect of:
Increase in valuation allowance	6,691	9,182
Expected state taxes, net of federal benefit	(718)	(868)
Non-deductible expenses	-	-
Non-deductible transaction fees	-	-
Other, net	1,326	727
Actual Provision/(Benefit)	$100	$100

CONCEPT HOLDING CORP.

Notes to the Financial Statements

March 31, 2017 and 2016

NOTE 4 – INCOME TAXES (Continued)

The valuation allowance increased by $6,691 during the year ended March 31, 2017 and $9,182 during the year ended March 31, 2016.

Uncertain Tax Positions

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows. All years prior to 2014 are closed by expiration of the statute of limitations.   The years ended March 31, 2015, 2016 and 2017 are open for examination.

NOTE 5 – STOCK ISSUANCE

No stock was issued for the years ended March 31, 2017 and 2016, respectively.

NOTE 6 – SUBSEQUENT EVENTS

On June 13, 2017, the Company entered into a Promissory Note in favor of Meggan Halliday, a former shareholder of the Company in the amount of $40,000 to be paid upon the earlier of (i) three years from the date of execution or (ii) when a merger, reorganization or acquisition between the Company and another corporation or entity or any change of control of the Company where either a majority of current management resigns or is terminated or the majority of ownership of the Company changes. In exchange, Ms Halliday cancelled 2,881,750 shares of common stock of the Company to the Company’s treasury.

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

Our management, consisting of our sole officer and director, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of March 31, 2017, our internal control over financial reporting was not effective due to having a sole officer and director.

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

ITEM 9B:  OTHER INFORMATION

On February 28, 2017, the Company amended three existing promissory notes to extend the maturity dates of each. The promissory notes originally entered into on February 23, 2015 were amended to include a maturity date of the earlier of February 23, 2018 or the occurrence of a Fundamental Transaction (as defined in the original promissory notes). A second promissory note with Clearline Ventures, LLC entered into on January 10, 2016 was amended to increase the principal amount by $8,040 and to include a maturity date of January 10, 2018.  None of the notes are convertible.

Additionally, on that same date, a significant shareholder of the Company, Clearline Ventures, LLC, sold all its shares of common stock in the Company (a total of 3,263,000 shares) to WS Oil and Gas Limited through a Stock Purchase Agreement (the “SPA”). WS Oil and Gas Limited is a company beneficially owned by the Company’s new officer and director, E. Will Gray II. These shares were sold for a total of $125,000 and paid for in the form of a Recourse Promissory Note (the “WS Note”) executed in favor of Clearline Ventures, LLC that will be paid when a merger, reorganization or acquisition between the Company and another corporation or entity or any change of control of the

Company where either a majority of current management resigns or is terminated or the majority of ownership of the Company changes. No interest will accrue on the WS Note. Beneficial ownership of the shares sold through the SPA, including, without limitation, all voting, consensual and dividend rights, are now possessed directly by WS Oil and Gas, LLC and indirectly by its principal, E. Will Gray II.

On June 13, 2017, the Company entered into a Promissory Note in favor of Meggan Halliday, a former shareholder of the Company in the amount of $40,000 to be paid upon the earlier of (i) three years from the date of execution or (ii) when a merger, reorganization or acquisition between the Company and another corporation or entity or any change of control of the Company where either a majority of current management resigns or is terminated or the majority of ownership of the Company changes. In exchange, Ms Halliday cancelled 2,881,750 shares of common stock of the Company to the Company’s treasury.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
E. Will Gray II	41	Chief Executive Officer & Director	2017

Background and Business Experience

E. Will Gray II

On February 28, 2017, the Board of Directors appointed Mr. E. Will Gray II as Chief Executive Officer, Chief Financial Officer, and to the Board of Directors.

Mr. Gray, 41, is a seasoned oil executive who has operated in excess of over 950+ wells within Southeastern New Mexico, West Texas, and Oklahoma.  Since February 2016, he has been the CEO of Remnant Oil Company, LLC.  From January 2013 to August 2015, Mr. Gray was the CEO of Dala Petroleum Corp. Mr. Gray was the CEO and Chairman of Cross Border Resources, Inc. (formerly Doral Energy Corp) from December 10, 2008 to May 31, 2012.  While serving as the Chairman and CEO of Cross Border Resources, Mr. Gray arranged for over $80MM in credit facilities and equity financing for the Company.  Additionally, Mr. Gray has been solely responsible for approximately $73MM worth of A&D transactions since 2008 comprising a mix of both operated and non-operated assets within the Permian Basin.  Subsequent to Cross Border Resources, Mr. Gray served in the capacity as EVP & Head of Capital Markets and Business Development for Resaca Exploitation, a Torch Energy portfolio company headquartered in Houston, Texas.  Mr. Gray received his B.S. in Business Management from Texas State University in 1998. While attending Texas State University, Mr. Gray was a member of the Men’s Varsity Golf Team on which he earned Southland Conference All-Academic honors.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

The sole officer and director has no family relationships to any other related parties.

Involvement in Other Public Companies

Mr. Gray is not currently an officer or director of any other public companies. He was the director and CEO of Dala Petroleum Corp. from 2014-2015.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended March 31, 2017, or 2016.  Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Will Gray, CEO (1)	2017
Thomas Howells, CEO (2)	2017	--	--	--	--	--	--	--
	2016	--	--	--	--	--	--	--
Jerry Cassells, CEO	2014	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--

(1)

Appointed as CEO and Director on February 28, 2017.

(2)

Resigned as CEO and Director on February 28, 2017.

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended March 31, 2017.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of June 19, 2017, with respect to the beneficial ownership of Concept Holding’s Common Stock by the director of Concept Holding and each person known by Concept Holding to be the beneficial owner of more than 5% of Concept Holding’s outstanding shares of Common Stock.  At June 19, 2017, there were 3,801,250 shares of common stock and no shares of preferred stock outstanding.

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

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Stockholders
	Director(s) and Officers:
Common	Will Gray	3,263,000	85.85%
Common	All Officers and Director as a Group (one person)	3,263,000	85.85%

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

Changes in Control

On February 28, 2017, a significant shareholder of the Company, Clearline Ventures, LLC, sold all its shares of common stock in the Company (a total of 3,263,000 shares) to WS Oil and Gas Limited through a Stock Purchase Agreement (the “SPA”). WS Oil and Gas Limited is a company beneficially owned by the Company’s new officer and director, E. Will Gray II. According to this transaction, a change of control occurred.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

On February 28, 2017, the Company amended three existing promissory notes to related parties. The two promissory notes originally entered into on February 23, 2015 with the aggregate amount of $20,000 bearing 10% interest were amended to extend the maturity date to February 23, 2018. The other promissory note entered into on January 10, 2016 with amount of $10,000 bearing 12% interest and was amended to increase additional principal amount by $8,040 and to extend the maturity date to January 20, 2018. During the year ended March 31, 2017, the Company received $14,540 of cash proceeds from the related parties. Interest expense for the years ended March 31, 2017 and 2016 are $3,724 and $1,580, respectively. One of the related parties has ceased to be a related party since February 28, 2017.

On February 28, 2017, a significant shareholder of the Company sold all its shares of common stock in the Company to a company that beneficially owned by the Company’s new officer and director. These shares were sold for a total of $125,000 and paid for in the form of a promissory note executed in favor of the shareholder.  The note will be paid when a merger, reorganization or acquisition between the Company and another corporation or entity or any change of control of the Company where either a majority of current management resigns or is terminated or the majority of ownership of the Company changes.

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

Concept Holding does not consider its director to be independent given Mr. Gray’s role as an officer of the Company and shareholder.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended March 31, 2017, and 2016:

Fee Category	2016	2017
Audit Fees	$12,765	$6,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$50	$0
Total Fees	$12,815	$6,000

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

CONCEPT HOLDING CORP.

Date:	June 26, 2017	By:	/s/ Will Gray
Will Gray
CEO

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CONCEPT HOLDING CORP.

Date:	June 26, 2017	By:	/s/ Will Gray
Will Gray
CEO