Form 10-Q
period 2017-06-30
Concept Holding Corp.
filed 2017-08-16
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-55512

CONCEPT HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0363526
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6 Desta Drive

Suite 5100

Midland, TX 79705

(Address of principal executive offices)

(432) 242-4965

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the issuer’s common stock outstanding as of August 7, 2017 was 3,789,750 shares, par value $0.001 per share.

CONCEPT HOLDING CORP.

FORM 10-Q

Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONCEPT HOLDING CORP.
Condensed Balance Sheets
June 30, 2017 and March 31, 2017

	June 30,	March 31,
	2017	2017
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$8
TOTAL ASSETS	$-	$8

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$21,604	$13,522
Notes payable	38,040	38,040
Notes payable, related party	40,000	-
Accrued liabilities	6,661	5,480
TOTAL LIABILITIES	106,305	57,042

STOCKHOLDERS' DEFICIT

COMMITMENTS AND CONTINGENCIES

Preferred Stock (par value $.001), 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock (par value $0.000005), 10,000,000,000 shares authorized; 760,250,000 and 1,336,600,000 shares issued and outstanding, respectively	3,801	6,683
Additional Paid-in Capital	306,999	344,117
Accumulated Deficit	(417,105)	(407,834)
Total Stockholders' Deficit	(106,305)	(57,034)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$8

The accompanying notes are an integral part of these condensed financial statements.

CONCEPT HOLDING CORP.
Condensed Statements of Operations
For the Three Months Ended June 30, 2017 and 2016
(Unaudited)

	For the Three Months Ended
	June 30,
	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES	15,463	2,245

LOSS FROM OPERATIONS	(15,463)	(2,245)

OTHER INCOME (EXPENSE)
Gain on settlement	7,373	-
Interest expense	(1,181)	(690)
Total Other Income (expense)	6,192	(690)

NET LOSS BEFORE INCOME TAXES	(9,271)	(2,935)

INCOME TAXES
Provisions for Income Taxes	-	-
Total Income Taxes	-	-

NET LOSS	$(9,271)	$(2,935)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING -BASIC AND DILUTED	1,093,252,222	1,336,600,000

The accompanying notes are an integral part of these condensed financial statements.

CONCEPT HOLDING CORP.
Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2017 and 2016
(Unaudited)

	For the Three Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,272)	$(2,935)
Adjustments to reconcile net loss to cash used by operating activities:
Gain on settlement	(7,373)
Changes in operating assets and liabilities:
Accounts payable	15,455	1,136
Accrued liabilities	1,181	690
Net Cash Used by Operating Activities	(8)	(1,109)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	-	4,000
Net Cash Provided by Financing Activities	-	4,000

NET INCREASE (DECREASE) IN CASH	(8)	2,891

CASH AT BEGINNING OF PERIOD	8	277

CASH AT END OF PERIOD	$-	$3,168

SUPPLEMENTAL DISCLOSURES
Cash Paid For:
Interest and penalties	$-	$-
Income taxes	$-	$-
Non-cash Transaction:
Issuance of note and in exchange of cancellation of shares	$40,000	$-

The accompanying notes are an integral part of these condensed financial statements.

CONCEPT HOLDING CORP.

Notes to the Financial Statements

June 30, 2017

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Audited Financial Statements for the years ended March 31, 2017 and 2016 included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month period ended June 30, 2017, are not necessarily indicative of the operating results for the full year ending March 31, 2018.

On July 21, 2017, the shareholders holding a majority of the Company’s voting stock have executed a written consent to approve the increase of the Company’s total authorized shares from 100,000,000 shares to 10,000,000,000 shares and the conduction of a forward split at the rate of two hundred shares for every one share currently issued and outstanding. The Company accounts for the forward stock split with a memorandum entry and a proportionate reduction of the par value. The outstanding shares have been restated retroactively.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has operating loss of $15,464 and net loss of $9,272 for the three months ended June 30, 2017. As of June 30, 2017, the Company has accumulated deficit of $417,105, and negative working capital of $106,305. The Company's continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to our company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On May 23, 2017, the Company entered into a promissory note with a former shareholder of the Company in the amount of $40,000 in exchange for the cancellation of 576,350,000 common shares. The note is to be paid upon the earlier of (i) three years from the date of execution or (ii) when a merger, reorganization or acquisition between the Company and another corporation or entity or any change of control of the Company where either a majority of current management resigns or is terminated or the majority of ownership of the Company changes. The note bears no interest and was paid off on July 5, 2017.

NOTE 4 - NOTES PAYABLE

On February 28, 2017, the Company amended three existing promissory notes. The two promissory notes originally entered into on February 23, 2015 with the aggregate amount of $20,000 bearing 10% interest were amended to extend the maturity date to February 23, 2018. The other promissory note entered into on January 10, 2016 with amount of $10,000 bearing 12% interest and was amended to increase additional principal amount by $8,040 and to extend the maturity date to January 20, 2018. The outstanding balance on the notes payable was $38,080 as of June 30, 2017 and March 31, 2017, respectively. Interest expense for the three months ended June 30, 2017 and 2016 are $1,181 and $690, respectively.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 - STOCK ISSUANCE

On May 23, 2017, 576,350,000 shares were repurchased from a former shareholder for a $40,000 promissory note. As of June 30, 2017, the repurchased shares were cancelled, and the Company had 760,250,000 shares of common stock issued and outstanding.

NOTE 7 - SUBSEQUENT EVENTS

On July 3, 2017, the Company entered into debt settlements to settle three promissory notes with the aggregated principal and accrued interest of $44,601 as of June 30, 2017 for an aggregate payment of $44,588.

On July 5, 2017, a change of control of the Company occurred and on the same day, the Company entered into a convertible note payable in the amount of $106,292. The note bears interest of 8%, and is convertible at a conversion price of $0.01.

In connection with the change in control described above, the Company accepted the resignation of E. Will Gray as the sole officer and director of the Company. Dato Yap Ting Hau was appointed as Director and Chairman of the Board and Datin Chan Heng Si was appointed President and Director.

On July 21, 2017, the Board of Directors of the Company elected to file a Certificate of Amendment with the Secretary of State of the State of Nevada (“Nevada SOS”) to: (a) increase the number of authorized shares of Common Stock from 90 million shares of Common Stock to 10 billion shares of Common Stock; (b) increase the issued and outstanding shares of Common Stock at a ratio of 200:1; and (c) change the Company’s ticker symbol to “MOZO.” These actions were approved by the Company’s Board of Directors and were then approved via written consent of shareholders holding cumulatively 60% of the Company’s voting shares.

On July 21, 2017 the Board of Directors of the Company elected to file Articles of Merger with the Nevada SOS whereby it would enter into a statutory merger with its wholly-owned subsidiary, M101 Corp., a Nevada corporation, pursuant to Nevada Revised Statutes 92A.200, et seq. The effect of such merger is the Company is the surviving entity and will change its name to “M101 Corp.” The merger will take effect after August 14, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Queerly Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to us. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Quarterly Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

Results of Operations

Three Months Ended June 30, 2017 and 2016

We had no operations during the three months ended June 30, 2017 or 2016, nor do we have operations as of the date of this filing. General and administrative expenses were $15,463 and $2,245 for the three months ended June 30, 2017 and 2016, respectively. General and administrative expenses for the three months ended June 30, 2017, were comprised mainly of accounting, legal and transfer agent expenses along with other office fees. We had a net loss of $9,271 and $2,935 for the three months ended June 30, 2017 and 2016, respectively. The increase was mainly attributable to large legal and professional expenses incurred during the three months ended June 30, 2017.

Liquidity and Capital Resources

We had no cash or cash equivalents on hand as of June 30, 2017. On February 28, 2017, we amended three existing promissory notes. The two promissory notes originally entered into on February 23, 2015 with the aggregate amount of $20,000 bearing 10% interest were amended to include a maturity date of February 23, 2018. The other promissory note entered into on January 10, 2016 with amount of $10,000 bearing 12% interest was amended to increase the principal amount by $8,040 and to include a maturity date of January 20, 2018.

On May 23, 2017, the Company entered into a promissory note with a former shareholder of the Company in the amount of $40,000 in exchange for the cancellation of 576,350,000 common shares. The note is to be paid upon the earlier of (i) three years from the date of execution or (ii) when a merger, reorganization or acquisition between the Company and another corporation or entity or any change of control of the Company where either a majority of current management resigns or is terminated or the majority of ownership of the Company changes. The note bears no interest and was paid off on July 5, 2017.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three months ended June 30, 2017 or 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the period covered by this quarterly report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1

Certification of the Chief Executive Officer/Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCEPT HOLDING CORP.

DATED: August 16, 2017	By:	/s/ Datin Chan Heng Si
Datin Chan Heng Si
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

