Form 10-Q/A
period 2017-06-30
M101 CORP.
filed 2017-12-05
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-55512

M101 CORP. F/K/A CONCEPT HOLDING CORP.
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

The number of shares of the issuer’s common stock outstanding as of August 7, 2017 was 760,250,000 shares, par value $0.001 per share.

EXPLANATORY NOTE

On August 7, 2017, M101 CORP., filed its Quarterly Report on Form 10-Q for the period ended June 30 , 2017.  The par value of issuer’s common stock was incorrectly recorded as $0.000005 and has been corrected to its actual par value of $0.001. Concept Holding Corp. subsequently changed its name to M101 CORP. on August 14, 2017 but the 1Q/A has not been updated throughout.

For the convenience of the reader, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q in its entirety.

2

CONCEPT HOLDING CORP.

FORM 10-Q/A

Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONCEPT HOLDING CORP.
Condensed Balance Sheets
June 30, 2017 and March 31, 2017

	June 30,	March 31,
	2017	2017
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$8
TOTAL ASSETS	$-	$8

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$21,604	$13,522
Notes payable	38,040	38,040
Notes payable, related party	40,000	-
Accrued liabilities	6,661	5,480
TOTAL LIABILITIES	106,305	57,042

STOCKHOLDERS' DEFICIT

COMMITMENTS AND CONTINGENCIES

Preferred Stock (par value $0.001), 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock (par value $0.001), 10,000,000,000 shares authorized; 760,250,000 and 1,336,600,000 shares issued and outstanding, respectively	760,250	1,336,600
Capital deficiency	(449,450)	(985,800)
Accumulated Deficit	(417,105)	(407,834)
Total Stockholders' Deficit	(106,305)	(57,034)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$8

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

CONCEPT HOLDING CORP.

DATED: December 4 , 2017	By:	/s/ Datin Chan Heng Si
Datin Chan Heng Si
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

