Form 10-Q/A
period 2017-09-30
M101 CORP.
filed 2017-12-05
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares of the issuer’s common stock outstanding as of November 10, 2017 was 760,250,000 shares, par value $0.001 per share.

EXPLANATORY NOTE

On November 20 , 2017, M101 CORP. filed its Quartely Report on Form 10- Q for the period ended September 30 , 201 7 .  The par value of issuer’s common stock was incorrectly recorded as $0.000005 and has been corrected to its ac tual par value of $0.001 .

For the convenience of the reader, this Form 10- Q /A sets forth the Quarterly Report on Form 10- Q in its entirety.

2

M101 CORP.

(formerly CONCEPT HOLDING CORP.)

FORM 10-Q/ A

Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

M101 CORP.

(formerly CONCEPT HOLDING CORP.)

Condensed Balance Sheets

(Unaudited)

	September 30, 2017	March 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$-	$8
Total Current Assets	-	8

TOTAL ASSETS	$-	$8

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$12,513	$13,522
Accrued interest	2,027	5,480
Due to related parties	28,750	-
Notes payable	-	38,040
Convertible note payable, related party	106,292	-
Total Current Liabilities	149,582	57,042

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 and 1,336,600,000 shares issued and outstanding, respectively	760,250	1,336,600
Capital deficiency	(449,450)	(985, 8 00)
Accumulated deficit	(460,382)	(407,834)
Total Stockholders' Deficit	(149,582)	(57,034)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$8

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

Common Stock

The Company is authorized to issue an aggregate of 10,000,000,000 shares of common stock with a par value of $0.001 per share.

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

