Form 10-Q
period 2017-12-31
M101 CORP.
filed 2018-02-07
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-55512

M101 CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0363526
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 20.03, Plaza 138

Jalan Ampang

Kuala Lumpur, Malaysia, 50450

(Address of principal executive offices)

+603.2181.0150

(Registrant’s telephone number)

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

The number of shares of the issuer’s common stock outstanding as of February 2, 2018 was 760,250,000 shares, par value $0.001 per share.

M101 CORP.

(formerly CONCEPT HOLDING CORP.)

FORM 10-Q

Quarterly Period Ended December 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

M101 CORP.

(formerly CONCEPT HOLDING CORP.)

Condensed Balance Sheets

(Unaudited)

	December 31, 2017	March 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$-	$8
Prepaid expenses	8,333	-
Total Current Assets	8,333	8

TOTAL ASSETS	$8,333	$8

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$33,230	$13,522
Accrued interest	4,170	5,480
Due to related parties	64,325	-
Notes payable	-	38,040
Convertible note payable, related party	106,292	-
Total Current Liabilities	208,017	57,042

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 and 1,336,600,000 shares issued and outstanding as of December 31, 2017 and March 31, 2017, respectively	760,250	1,336,600
Capital deficiency	(449,450)	(985,800)
Accumulated deficit	(510,484)	(407,834)
Total Stockholders’ Deficit	(199,684)	(57,034)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,333	$8

The accompanying notes are an integral part of these unaudited condensed financial statements.

M101 CORP.

(formerly CONCEPT HOLDING CORP.)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31	December 31	December 31	December 31
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	9,146	1,729	17,860	3,625
Professional fees	38,813	2,255	86,826	11,507
Total operating expenses	47,959	3,984	104,686	15,132

OPERATING LOSS	(47,959)	(3,984)	(104,686)	(15,132)

OTHER INCOME (EXPENSES)
Interest expense	(2,143)	(956)	(5,337)	(2,495)
Tax expense	-	-	-	(100)
Gain on settlement	-	-	7,373	-
Total Other Income (Expenses)	(2,143)	(956)	2,036	(2,595)

NET LOSS	$(50,102)	$(4,940)	$(102,650)	$(17,727)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	760,250,000	1,336,600,000	869,232,545	1,336,600,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

M101 CORP.

(formerly CONCEPT HOLDING CORP.)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31,	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(102,650)	$(17,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	(7,373)	-
Changes in operating assets and liabilities:
Prepaid expenses	(8,333)	-
Accounts payable and accrued liabilities	48,785	5,082
Accrued interest	5,238	756
Net cash used in operating activities	(64,333)	(11,889)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	64,325	12,500
Net cash provided by financing activities	64,325	12,500

Net increase (decrease) in cash and cash equivalents	(8)	611
Cash and cash equivalents - beginning of period	8	277
Cash and cash equivalents - end of period	$-	$888

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Issuance of note for cancellation of shares	$40,000	$-
Issuance of convertible note for settlement of promissory notes and accrued interest and accounts payable and accrued liabilities	$106,292	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

M101 CORP.

(formerly CONCEPT HOLDING CORP.)

Notes to the Unaudited Condensed Financial Statements

December 31, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. Notes to the unaudited condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended March 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 26, 2017.

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and debts. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

Prepaid Expenses

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

As of December 31, 2017, prepaid expenses were $8,333 related to OTC Markets monthly fees from January to October 2018.

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

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has operating loss of $104,686 and net loss of $102,650 for the nine months ended December 31, 2017. As of December 31, 2017, the Company has accumulated deficit of $510,484, and negative working capital of $199,684. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to our company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of December 31, 2017, and March 31, 2017, the Company owed $63,075 and $0 to the new chairman of the Board of Directors of the Company for legal fee payments on behalf of the Company.

As of December 31, 2017, and March 31, 2017, the Company owed $1,250 and $0 to a shareholder for the payment of transfer agent termination fee on behalf of the Company.

8% Convertible Note – July 2017

Convertible notes payable consisted of the following at December 31, 2017 and March 31, 2017:

	December 31	March 31
	2017	2017
Convertible Note - July 2017	$106,292	$-

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a shareholder for the payment of the Company promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities at $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of December 31, 2017, the accrued interest payable on the convertible note was $4,170.

NOTE 5 – SHARE CAPITAL

On July 21, 2017, the Board of Directors of the Company have executed a written consent to approve the increase of the Company’s total authorized shares from 100,000,000 shares to 10,010,000,000 shares and the conduction of a forward split at the rate of two hundred shares for every one share currently issued and outstanding. The Company accounts for the forward stock split with a memorandum entry and a proportionate reduction of the par value. The outstanding shares have been restated retrospectively.

Preferred Stock

The Company is authorized to issue an aggregate of 10,000,000 shares of preferred stock with a par value of $0.001 per share. As at December 31, 2017 and March 31, 2017, no preferred shares have been issued.

Common Stock

The Company is authorized to issue an aggregate of 10,000,000,000 shares of common stock with a par value of $0.001 per share.

On May 23, 2017, 576,350,000 shares were repurchased from a former shareholder for a $40,000 promissory note which was subsequently fully repaid on July 5, 2017.

As of December 31, 2017 and March 31, 2017, the Company had 760,250,000 shares of common stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these condensed financial statements were issued. Based on our evaluation no other material events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

Description of Business

Concept Holding Corp. (the “Company”) was incorporated on May 20, 1980 under the laws of the State of Utah. The Company originally operated under the name of Dayne Weiss and Associates, Inc. On December 22, 1982, the Company filed amended articles with the State of Utah to change the Company’s name to Merrymack Corporation, to reduce the par value of shares to $0.001 per share, and to increase the authorized shares to 50,000,000.

On January 4, 1990, the Company acquired all of the outstanding stock of Concept Technologies, Inc. (CTI) which became a wholly owned subsidiary of the Company for 372,750 shares of its common stock. CTI was dissolved in January 1991 and the name of the Company was changed to Concept Technologies, Inc.

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

On July 21, 2017, the Board of Directors of the Company elected to file a Certificate of Amendment with the Nevada Secretary of State (“NV SOS”), to (a) increase the number of authorized shares of common stock and preferred stock from 90 million (90,000,000) shares of common stock and 10 million (10,000,000) shares of preferred stock to 10 billion (10,000,000,000) shares of common stock and 10 million (10,000,000) shares of preferred stock; (b) increase the issued and outstanding shares of common stock at a ratio of 200:1 and (c) change the Company’s ticker symbol to “MOZO”. These actions were approved by the Company’s Board of Directors and were then approved via written consent of shareholders holding cumulatively 60% of the Company’s voting shares.

On July 21, 2017, the Board of Directors of the Company elected to file Articles of Merger with the Nevada SOS whereby it would enter into a statutory merger with its wholly-owned subsidiary M101 Corp., a Nevada corporation, pursuant to Nevada Revise Statutes 92A.200, et seq. The effect of such merger is the Company is the surviving entity and changed its name to “M101 Corp.” The merger took effect on August 14, 2017.

Results of Operations

Three Months Ended December 31, 2017 and 2016

We had no operations during the three months ended December 31, 2017 or 2016, nor do we have operations as of the date of this filing. We had a net loss of $50,102 and $4,940 for the three months ended December 31, 2017 and 2016, respectively. The increase was mainly attributable to the increase in professional fees and general and administrative fees incurred during the three months ended December 31, 2017. Professional fees were $38,813 and $2,255 for the three months ended December 31, 2017 and 2016, respectively. The increase in professional expenses was mainly attributable to the increase in legal, auditing and accounting fees. General and administrative expenses were $9,146 and $1,729 for the three months ended December 31, 2017 and 2016, respectively. The increase in general and administrative expenses was mainly attributable to the increase in filing, listing and transfer agent fees.

Nine Months Ended December 31, 2017 and 2016

We had no operations during the nine months ended December 31, 2017 or 2016, nor do we have operations as of the date of this filing. We had a net loss of $102,650 and $17,727 for the nine months ended December 31, 2017 and 2016, respectively. The increase was mainly attributable to the increase in professional fees and general and administrative fees incurred during the nine months ended December 31, 2017. Professional fees were $86,826 and $11,507 for the nine months ended December 31, 2017 and 2016, respectively. The increase in professional expenses was mainly attributable to the increase in legal, auditing and accounting fees. General and administrative expenses were $17,860 and $3,625 for the nine months ended December 31, 2017 and 2016, respectively. The increase in general and administrative expenses was mainly attributable to the increase in filing, listing and transfer agent fees.

Liquidity and Capital Resources

As of December 31, 2017, our total assets were $8,333 and our total liabilities were $208,017.

Stockholders’ deficit was at $199,684 as of December 31, 2017 compared to deficit of $57,034 as of March 31, 2017.

We had $0 cash on hand as of December 31, 2017, and no other assets to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $510,484 as of December 31, 2017, compared to accumulated deficit of $407,834 as of March 31, 2017.

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities. For the nine-month period ended December 31, 2017, net cash flows used in operating activities was $64,333. Net cash flows used in operating activities was $11,889 for the nine-month period ended December 31, 2016.

Cash Flow from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the nine-month period ended December 31, 2017, net cash from financing activities was $64,325 compared to $12,500 for the nine-month period ended December 31, 2016.

As of December 31, 2017, and March 31, 2017, the Company owed $63,075 and $0 to the new chairman of the Board of Directors of the Company for legal fee payments on behalf of the Company.

As of December 31, 2017, and March 31, 2017, the Company owed $1,250 and $0 to a shareholder for the payment of transfer agent termination fee on behalf of the Company.

On July 5, 2017, the Company issued a 8% convertible note in the principal amount of $106,292 to a shareholder for the payment of the Company promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities at $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. As of December 31, 2017, the accrued interest payable on the convertible note was $4,170.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the year ended March 31, 2017, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.1	Section 1350 Certification by Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M101 CORP.

DATED: February 7, 2018	By:	/s/ Datin Chan Heng Si
Datin Chan Heng Si
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lee Hui Chin
Lee Hui Chin
Treasurer (Principal Financial Officer)

