Form 10-K
period 2018-03-31
M101 CORP.
filed 2018-06-29
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

+603-2181-0150

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of September 29, 2017 was $0 since the Issuer’s common stock had not yet been listed for quotation.

The number of shares of the issuer’s common stock outstanding as of June 26, 2018 was 760,250,000 shares, par value $0.001 per share.

M101 CORP.

FORM 10-K

Fiscal Year Ended March 31, 2018

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements regarding future events and the future results of M101 Corp. (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. BUSINESS

Background

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

On July 21, 2017, the Board of Directors of the Company elected to file Articles of Merger with the Nevada SOS whereby it would enter into a statutory merger with its wholly-owned subsidiary M101 Corp., a Nevada corporation, pursuant to Nevada Revised Statutes 92A.200, et seq. The effect of such merger is the Company is the surviving entity and changed its name to “M101 Corp.” The merger took effect on August 14, 2017.

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

Any target acquisition or merger candidate will become subject to the same reporting requirements as the Company following finalization of an acquisition or merger. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business, that business must provide audited financial statements for at least the two most recent fiscal years or, in the event it has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company’s potential target business opportunities due to the fact that many private businesses either do not have audited financial statements or are unable to produce audited statements without undo time and expense. See the caption “Regulations” hereinafter.

Since the termination of its prior business, M101 has had no operations other than seeking an acquisition or merger to bring an operating entity into the Company. The Company’s officers and directors do not propose to restrict their search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and may find it difficult to locate good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to M101 and its stockholders. The Company’s officers and directors will select any potential business opportunity based on their business judgment.

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

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1 billion in annual revenue, more than $700 million in market value of our common stock is held by non-”affiliates” or we issue more than $1 billion of non-convertible debt over a three-year period.

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

Number of Total Employees and Number of Full Time Employees

None.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES

The Company uses office space at Suite 20.03, Plaza 138, Jalan Ampang, Kuala Lumpur, Malaysia, 50450.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

M101’s Common Stock is currently quoted on the OTCQB under the symbol “MOZO”.

M101 has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act. Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144. As of March 31, 2018, M101 had 760,250,000 shares outstanding, except for 649,690,300, all were issued more than twelve years ago. All of these shares would generally be available for resale. Currently, Rule 144 would not be available for those 649,690,300 shares issued in the last two years until at least one year after a merger with an operating company or the creation of business operations by the Company and the filing of an 8-K containing certain information required in a Form 10 filing. As such timing of the availability of resale exemptions for these shares is unknown and currently they are not available for resale under Rule 144. When the shares potentially become available for resale, there could be a depressive effect of any market that may develop for the Company’s common stock given the amount of shares that would be available for resale versus the number currently available.

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

Holders

We currently have 583 stockholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except as described herein, or previously described in our filings, M101 has not sold shares of its common stock or preferred stock.

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a shareholder for the payment of the Company’s promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities at $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of March 31, 2018, the accrued interest payable on the convertible note was $6,267.

The foregoing issuance was exempt from registration pursuant to Rule 506 of Regulation D. Neither we or any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended March 31, 2018, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Other Stockholder Matters

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the Years Ended March 31, 2018 and 2017

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2018	2017	Changes

Revenues	$-	$-	$-
Operating Expenses	$182,682	$17,937	$164,745
Other Expenses	$61	$3,824	$(3,763)
Net Loss	$(182,743)	$(21,761)	$(160,982)

We had no operations during the years ended March 31, 2018 or 2017, nor do we have operations as of the date of this filing. During the year ended March 31, 2018, the operating expenses were $182,682 as compared to $17,937 for the year ended March 31, 2017, mainly due to the increase in professional fees. We had a net loss of $182,743 and $21,761 for the years ended March 31, 2018 and 2017, respectively. The increase was mainly attributable to the increase in accounting, legal and transfer agent expenses incurred during the year ended March 31, 2018.

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	March 31,
	2018	2017	Changes

Current Assets	$5,833	$8	$5,825
Current Liabilities	$285,610	$57,042	$228,568
Working Capital (Deficiency)	$(279,777)	$(57,034)	$(222,743)

The Company has not yet generated any revenue since its inception and has operating loss of $182,682 and net loss of $182,743 for the year ended March 31, 2018. As of March 31, 2018, the Company has accumulated deficit of $590,577, and negative working capital of $279,777.

Cash Flows

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2018	2017	Changes

Net cash used in operating activities	$(131,719)	$(14,809)	$(116,910)
Net cash provided by financing activities	$131,711	$14,540	$117,171
Net decrease in cash and cash equivalents	$(8)	$(269)	$261

Operating Activities

For the year ended March 31, 2018, net cash used in operating activities was $131,719, related to our net loss of $182,743, increased by gain on settlement of $7,373 and an increase in prepaid expenses, and was reduced by an increase in accounts payable and accrued liabilities of $56,895 and an increase in accrued interest of $7,335.

For the year ended March 31, 2017, net cash used in operating activities was $14,809, related to our net loss of $21,761, reduced by an increase in accounts payable and accrued liabilities of $3,228 and an increase in accrued interest of $3,724.

Financing Activities

For the year ended March 31, 2018, net cash provided by financing activities was $131,711 attributed to the advancement from the related party.

For the year ended March 31, 2017, net cash provided by financing activities was $14,540 attributed to the advancement from the related party.

Significant and Critical Accounting Policies and Practices

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended March 31, 2018 or 2017.

Contractual Obligations

Not required for smaller reporting companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS ADD SUPPLEMENTARY DATA

M101 CORP.

AUDITED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

To The Board of Directors and Stockholders of M101 Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of M101 Corp. (the “Company”) as of March 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital. This factor, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017

Farmington, Utah

June 29, 2018

M101 CORP.

Balance Sheets

	March 31, 2018	March 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$-	$8
Prepaid expenses	5,833	-
Total Current Assets	5,833	8

TOTAL ASSETS	$5,833	$8

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$41,340	$13,522
Accrued interest, related party	6,267	5,480
Due to related parties	131,711	-
Notes payable	-	38,040
Convertible note payable, related party	106,292	-
Total Current Liabilities	285,610	57,042

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 and 1,336,600,000 shares issued and outstanding, respectively	760,250	1,336,600
Capital deficiency	(449,450)	(985,800)
Accumulated deficit	(590,577)	(407,834)
Total Stockholders’ Deficit	(279,777)	(57,034)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,833	$8

The accompanying notes are an integral part of these audited financial statements.

M101 CORP.

Statements of Operations

	For the Years Ended
	March31	March 31
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	27,275	4,690
Professional fees	155,407	13,247
	182,682	17,937

OPERATING LOSS	(182,682)	(17,937)

OTHER INCOME (EXPENSES)
Interest expense	(7,434)	(3,724)
Tax expense	-	(100)
Gain on settlement	7,373	-
	(61)	(3,824)

NET LOSS	$(182,743)	$(21,761)

Basic and Diluted Loss per Common Share	$(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	842,360,137	1,336,600,000

The accompanying notes are an integral part of these audited financial statements.

M101 CORP.

Statements of Stockholders’ Deficit

	Common Stock
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Total

Balance - March 31, 2016	6,683,000	$6,683	$344,117	$(386,073)	$(35,273)
Net loss	-	-	-	(21,761)	(21,761)
*Balance - March 31, 2017	1,336,600,000	$1,336,600	$(985,800)	$(407,834)	$(57,034)
Issuance of note for cancellation of shares	(576,350,000)	(576,350)	536,350	-	(40,000)
Net loss	-	-	-	(182,743)	(182,743)
Balance - March 31, 2018	760,250,000	$760,250	$(449,450)	$(590,577)	$(279,777)

* retrospectively restated forward stock split 200:1

M101 CORP.

(formerly CONCEPT HOLDING CORP.)

Statements of Cash Flows

	For the Years Ended
	March 31,	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(182,743)	$(21,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	(7,373)	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,833)	-
Accounts payable and accrued liabilities	56,895	3,228
Accrued interest	7,335	3,724
Net cash used in operating activities	(131,719)	(14,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	131,711	14,540
Net cash provided by financing activities	131,711	14,540

Net decrease in cash and cash equivalents	(8)	(269)
Cash and cash equivalents - beginning of period	8	277
Cash and cash equivalents - end of period	$-	$8

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$100

Non-cash investing and financing transactions
Issuance of note for cancellation of shares	$40,000	$-
Issuance of convertible note for settlement of promissory notes and accrued interest and accounts payable and accrued liabilities	$106,292	$-

The accompanying notes are an integral part of these audited financial statements.

M101 CORP.

Notes to the Financial Statements

March 31, 2018 and 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

As of March 31, 2018, prepaid expenses were $5,833 related to OTC Markets monthly fees from April to October 2018.

Convertible notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement.

Basic Income (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2018, and March 31, 2017, convertible notes was dilutive instrument and was not included in the calculation of diluted loss per share as their effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:

	For the Years Ended
	March31	March 31
	2018	2017
Numerator:
Net loss available to stockholders	$(182,743)	$(21,761)

Denominator:
Weighted average number of common shares- Basic and Diluted	842,360,137	1,336,600,000

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

For the year ended March 31, 2018 and 2017, respectively, the following convertible notes was excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	For the Years Ended
	March 31	March 31
	2018	2017
	(Shares)	(Shares)

Convertible notes payable	106,292,000	-

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations (see Note 5).

Other Income

During the year ended March 31, 2018, the Company has made $7,250 repayment to a transfer agent to settle the payable amount of $14,623 which resulted in a gain on debt settlement of $7,373.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has operating loss of $182,682 and net loss of $182,743 for the year ended March 31, 2018. As of March 31, 2018, the Company has accumulated deficit of $590,577, and negative working capital of $279,777. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to our company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2018, and March 31, 2017, the Company owed $130,461 and $0 to the new chairman of the Board of Directors of the Company for operating expense payments on behalf of the Company.

As of March 31, 2018, and March 31, 2017, the Company owed $1,250 and $0 to a shareholder for the payment of transfer agent termination fee on behalf of the Company.

8% Convertible Note – July 2017

Convertible notes payable consisted of the following at March 31, 2018 and March 31, 2017:

	March 31	March 31
	2018	2017
Convertible Note - July 2017	$106,292	$-

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a shareholder for the payment of the Company’s promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities at $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of March 31, 2018, the accrued interest payable on the convertible note was $6,267.

NOTE 5 – INCOME TAX

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended March 31, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of March 31, 2018 and March 31, 2017 are as follows:

	March 31, 2018	March 31, 2017
Net operating loss carryforward	$245,640	$64,200
Tax Rate	21%	34%
Deferred tax asset	51,584	21,828
Less: Valuation allowance	(51,584)	(21,828)
Deferred tax asset	$-	$-

As of March 31, 2018, the Company had $245,640 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2033 and 2038. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2018 are subject to review by the tax authorities.

The changes in deferred tax assets related to the changes in tax rates are as follows:

	Tax Rate at 21%	Tax Rate at 34%	Changes

Year Ended March 31, 2017	$(4,570)	$(7,399)	$2,829
Year Ended March 31, 2018	$(38,376)	$(62,133)	$23,757

NOTE 6 – SHARE CAPITAL

On July 21, 2017, the Board of Directors of the Company have executed a written consent to approve the increase of the Company’s total authorized shares from 100,000,000 shares to 10,010,000,000 shares (including preferred stock) and the execution of a forward split at the rate of two hundred shares for every one share currently issued and outstanding. The Company accounts for the forward stock split with a memorandum entry and a proportionate reduction of the par value. The outstanding shares have been restated retrospectively.

Preferred Stock

The Company is authorized to issue an aggregate of 10,000,000 shares of preferred stock with a par value of $0.001 per share. As at March 31, 2018 and March 31, 2017, no preferred shares have been issued.

Common Stock

The Company is authorized to issue an aggregate of 10,000,000,000 shares of common stock with a par value of $0.001 per share.

On May 23, 2017, 576,350,000 shares were repurchased from a former shareholder for a $40,000 promissory note which was subsequently fully repaid on July 5, 2017.

As of March 31, 2018, and March 31, 2017, the Company had 760,250,000 shares and 1,336,600,000 of common stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these condensed financial statements were issued. Based on our evaluation no other material events have occurred that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Treasurer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, consisting of officers and directors, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of March 31, 2018, our internal control over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name of directors and executive officers as of June 26, 2018:

NAME	AGE	POSITION

Datin Chan Heng Si	39	President, Chief Executive Officer, Director
Lee Hui Chin	38	Treasurer, Director
Yong Chian Yon	61	Secretary, Director
Dato Yap Ting Hau	39	Director

Datin Chan Heng Si:

Datin Chan Heng Si is the current President and Director of M101 Corp. A lawyer by profession, Datin Chan’s background included handling property related deals, drafting joint ventures, sale and purchase agreements. Datin Chan has been elected as a committee member of REHDA youth and REHDA Planning Policies & Standard (PPS) Committee and Strata Development. In addition to practicing law, Datin Chan also has experience in sales and marketing gained during her employment with Pfizer, Inc. In 2007, Datin Chan joined Messrs. Abraham Ooi & Partners as a Legal Assistant and was subsequently invited to be a Partner at Messrs. Fl Foo & Co. from December 2007 to August 2016.

In 1997 Datin Chan received a GCE A-Level from Taylor College in Malaysia. In 2001, Datin Chan received her Bachelor Degree of Law with honors from University of London, United Kingdom. In 2002, Datin Chan received her Certificate of Legal Practice (CLP) from the University of Malaysia and was admitted to the Malaysian Bar in 2003.

Dato Yap Ting Hau:

Dato Yap Ting Hau is currently a Director with M101 Corp. Dato Yap is a lawyer by profession and a successful entrepreneur in various industries such as events, advertising, real estate, outsource banking and property investment. Dato Yap founded Jotex Industries Sdn. Bhd., a property investment company with over RM10 million worth of assets to date. Dato Yap previously owned OCBC, an authorized outsource agency. In 2007, Dato Yap was invited to be a Partner with Messrs. FL Foo & Co. In addition, Dato Yap is also a certified unit manager for ING Insurance.

With over a decade of insights into the property sector from different perspectives from the related industries, living through fully cycle property sectors’ ups and downs from 2004 to date, has made Dato Yap Ting Hau a prudent yet aggressive developer with an understanding of the market needs and the ability to handle bad markets as well as tapping into various opportunities. Together with his legal background, these experiences collectively gave him insightful knowledge of property “movement.” The experience also armed him to be a successful property developer where he aims to develop iconic properties to promote property tourism in Malaysia.

In 1996 Dato Yap Ting Hau graduated from St. Andrew Junior College in Singapore. In 2001, he graduated University of Liverpool, in the United Kingdom with a Bachelor Degree of Law with honors and was admitted to the England bar. In 2002, Dato Yap Ting Hau graduated Lincoln’s Inn in the United Kingdom with a Certificate of Legal Practice. Dato Yap Ting Hau read in the chambers of Messrs. Skrine & Co, and was admitted to the Malaysian bar on June 25, 2010. Dato Yap Ting Hau was conferred the Darjah Kebesaran Mahkota Pahang Yang Amat Mulia-Peringkat Kedua Darjah Indera Mahkota Pahang (DIMP) which carries the title “Dato” on the Sultan Pahang’s 82nd birthday in 2013.

Lee Hui Chin:

Lee Hui Chin is a Director and Treasurer of M101 Corp. Lee Hui Chin is also a Sales Manager at GO2U (M) Sdn. Bhd. As a Sales Manager Lee Hui Chin liaises with bankers for loan applications, builds and maintains an active and strong relationship with clients and prospects. Lee Hui Chin leads sales teams to achieve company goals with professionalism, plans and implements effective sales strategies to achieve business targets and acquires and updates product knowledge. Prior to employment at GO2U (M) Sdn. Bhd., Lee Hui Chin was a Senior Sales and Administrative Executive from May 2007 to January 2015 with MK Assist (M) Sdn. Bnd. As a Sales and Administrative Executive, Lee Hui Chin maintained and grew client account base, achieved sales target and goals. Lee Hui Chin presented promotions and offers, reported changes of market conditions, competitive act ivies and customer preferences. As a Sales and Administrative Executive, Lee Hui Chin built rapport with both clients and vendors to maintain a sustainable business relationship, handled inquiries and provided support to clients in addition to payment collections.

Yong Chian Yon:

Yong Chian Yon is currently a Director and Secretary with M101 Corp. From January 2007 to April 2013, Yong Chian Yon was a Human Resource Manager with Pro Road Sdn. Bhd. in Malaysia. As a HR Manager, Yong Chian Yon was responsible for the accurate and timely preparation of payment of employees’ salary, government statutory contributions, employment contracts and all related communications. Yong Chian Yon was also responsible for reviewing, updating and maintaining proper filing of documents, managed staff benefits in line with company budget, measured employee satisfaction and identifying areas that require improvement. Yong Chian Yan also liaised with external parties such as auditors, bankers and relevant authorities and worked with senior management and support in preparing employee appraisal criteria and scorecards.

Significant Employees

As of the date hereof, the Company has no significant employees.

Family Relationships

Datin Chan Heng Si, our President and Director, and Dato Yap Ting Hau, our Director, are married.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers and directors, and greater than 10% stockholders of companies with a class of securities registered under Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Dato Yap Ting Hau failed to file Form 4 with respect to 6 transactions which occurred during the Company’s fiscal year ended March 31, 2018. Such transactions were reported on a Form 5 untimely filed by Dato Yap Ting Hau on June 29, 2018.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have four directors and three executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee and Audit Committee Financial Expert

We have not established an Audit Committee because, due to our lack of material operations and the fact that we only have four directors and three executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended March 31, 2018, or 2017. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Name and Position	Year	Cash Compensation	Other Compensation

Datin Chan Heng Si (1)	2017/2018	None	None
Lee Hui Chin (2)	2017/2018	None	None
Yong Chian Yon (3)	2017/2018	None	None
Dato Yap Ting Hau (4)	2017/2018	None	None

(1)	Datin Chan Heng Si is our current President and Chief Executive Officer. Datin Chan Heng Si and Dato Yap Ting Hau married.

(2)	Lee Hui Chin is our current Treasurer.

(3)	Yong Chian Yon is our current Secretary.

(4)	Dato Yap Ting Hau is our current Chairman and Director. Datin Chan Heng Si and Dato Yap Ting Hau married.

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended March 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 31, 2018, with respect to the beneficial ownership of M101’s Common Stock by the director of M101 and each person known by M101 to be the beneficial owner of more than 5% of M101’s outstanding shares of Common Stock. At March 31, 2018, there were 760,250,000 shares of common stock and no shares of preferred stock outstanding.

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

Name and Address	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Principal Stockholders
Directors and Officers:
Chan Heng Si	97,890,000	12.88%
20-09 Plaza, 138 Jalan Ampang, Kuala Lumpur, Malaysia 50455

Lee Hui Chin	32,630,000	4.29%
21 JLN Hijauan Residence 2C TMN Hijauan, Selangor, Malaysia 43200

Yong Chian Yon	195,780,000	25.75%
21 JLN Hijauan Residence 2C TMN Hijauan, Selangor, Malaysia 43200

Yap Ting Hau	153,067,416	20.133%
Suite 20.03, Kuala Lumpur, Malaysia 50450

Officers and Directors as a Group	479,367,416	63.053%

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

Changes in Control

On July 5, 2017, a change in control of M101 Corp. occurred by virtue of the Company’s largest shareholder, WS Oil & Gas Limited, selling 3,263,000 shares of the Company’s common stock to a group of Asian investors located in Kuala Lumpur, Malaysia and Singapore. Such shares represented 85.8% of the Company’s total issued and outstanding shares of common stock. In connection with the change of control, the Company accepted the resignation of E. Will Gray as the sole officer of the Company and as a member of the Company’s Board of Directors and Dato Yap Ting Hau and Datin Cha Heng Si were named as officers and directors of the Company. On July 24, 2017, the Board appointed Yong Chian Yon and Lee Hui Chin as officers and directors of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

As of March 31, 2018, and March 31, 2017, the Company owed $130,461 and $0 to the new chairman of the Board of Directors of the Company for operating expense payments on behalf of the Company.

As of March 31, 2018, and March 31, 2017, the Company owed $1,250 and $0 to a shareholder for the payment of transfer agent termination fee on behalf of the Company.

8% Convertible Note – July 2017

Convertible notes payable consisted of the following at March 31, 2018 and March 31, 2017:

	March 31	March 31
	2018	2017
Convertible Note - July 2017	$106,292	$-

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a shareholder for the payment of the Company promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities at $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of March 31, 2018, the accrued interest payable on the convertible note was $6,267.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors during the fiscal years ended March 31, 2018, and 2017:

	Heaton CPAs
	2018	2017
Audit fees	$6,600	$6,200
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$6,600	$6,200

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M101 CORP.

DATED: June 29, 2018	By:	/s/ Datin Chan Heng Si
Datin Chan Heng Si
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lee Hui Chun
Lee Hui Chin
Treasurer (Principal Financial Officer)

