Form 10-Q
period 2018-06-30
M101 CORP.
filed 2018-08-09
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the issuer’s common stock outstanding as of July 13, 2018 was 760,250,000 shares, par value $0.001 per share.

M101 CORP.

(formerly CONCEPT HOLDING CORP.)

FORM 10-Q

Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

M101 CORP.

Balance Sheets

(Unaudited)

	June 30, 2018	March 31, 2018

ASSETS
Current Assets
Prepaid expenses	$3,333	$5,833
Total Current Assets	3,333	5,833

TOTAL ASSETS	$3,333	$5,833

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$10,991	$41,340
Accrued interest, related party	8,387	6,267
Due to related parties	233,026	131,711
Convertible note payable, related party	106,292	106,292
Total Current Liabilities	358,696	285,610

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 and 760,250,000 shares issued and outstanding, respectively	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(666,163)	(590,577)
Total Stockholders' Deficit	(355,363)	(279,777)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,333	$5,833

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	10,183	1,109
Professional fees	63,283	14,354
	73,466	15,463

OPERATING LOSS	(73,466)	(15,463)

OTHER INCOME (EXPENSES)
Interest expense	(2,120)	(1,181)
Gain on settlement	-	7,373
	(2,120)	6,192

NET LOSS	$(75,586)	$(9,271)

Basic and Diluted Loss per Common Share	$(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	760,250,000	1,093,252,222

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,586)	$(9,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	-	(7,373)
Changes in operating assets and liabilities:
Prepaid expenses	2,500	-
Accounts payable and accrued liabilities	(30,349)	15,456
Accrued interest	2,120	1,181
Net cash used in operating activities	(101,315)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	101,315	-
Net cash provided by financing activities	101,315	-

Net decrease in cash and cash equivalents	-	(8)
Cash and cash equivalents - beginning of period	-	8
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Issuance of note for cancellation of shares	$-	$40,000

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

Notes to the Unaudited Financial Statements

June 30, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. Notes to the unaudited financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 29, 2018.

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

As of June 30, 2018, prepaid expenses were $3,333 related to OTC Markets monthly fees from July to October 2018.

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

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has operating loss of $73,466 and net loss of $75,586 for the three months ended June 30, 2018. As of June 30, 2018, the Company has accumulated deficit of $666,163, and negative working capital of $355,363. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2018, and March 31, 2018, the Company owed $231,776 and $130,461, respectively, to the new chairman of the Board of Directors of the Company for operating expense payments on behalf of the Company.

As of June 30, 2018, and March 31, 2018, the Company owed $1,250 and $1,250, respectively, to a shareholder for the payment of transfer agent termination fee on behalf of the Company.

8% Convertible Note – July 2017

Convertible notes payable consisted of the following at June 30, 2018 and March 31, 2018:

	June 30,	March 31
	2018	2018
Convertible Note - July 2017	$106,292	$106,292

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a shareholder for the payment of the Company’s promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities at $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of June 30, 2018 and March 31, 2018, the accrued interest payable on the convertible note was $8,387 and $6,267, respectively.

NOTE 5 – SHARE CAPITAL

On July 21, 2017, the Board of Directors of the Company executed a written consent to approve the increase of the Company’s total authorized shares from 100,000,000 shares to 10,010,000,000 shares (including preferred stock) and the execution of a forward split at the rate of two hundred shares for every one share currently issued and outstanding. The Company accounts for the forward stock split with a memorandum entry and a proportionate reduction of the par value. The outstanding shares have been restated retrospectively.

Preferred Stock

The Company is authorized to issue an aggregate of 10,000,000 shares of preferred stock with a par value of $0.001 per share. As at June 30, 2018 and March 31, 2018, no preferred shares have been issued.

Common Stock

The Company is authorized to issue an aggregate of 10,000,000,000 shares of common stock with a par value of $0.001 per share.

On May 23, 2017, 576,350,000 shares were repurchased from a former shareholder for a $40,000 promissory note which was subsequently fully repaid on July 5, 2017.

As of June 30, 2018 and March 31, 2018, the Company had 760,250,000 shares and 760,250,000 of common stock issued and outstanding.

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

Results of Operations

Three Months Ended June 30, 2018 and 2017

We had no operations during the three months ended June 30, 2018 or 2017, nor do we have operations as of the date of this filing. We had a net loss of $75,586 and $9,271 for the three-months ended June 30, 2018 and 2017, respectively. The increase was mainly attributable to the increase in professional fees and general and administrative fees incurred during the three-months ended June 30, 2018. Professional fees were $63,283 and $14,354 for the three-months ended June 30, 2018 and 2017, respectively. The increase in professional expenses was mainly attributable to the increase in legal, auditing and accounting fees. General and administrative expenses were $10,183 and $1,109 for the three months ended June 30, 2018 and 2017, respectively. The increase in general and administrative expenses was mainly attributable to the increase in filing, listing and transfer agent fees.

Liquidity and Capital Resources

As of June 30, 2018, our total assets were $3,333 and our total liabilities were $358,696.

Stockholders’ deficit was at $355,363 as of June 30, 2018 compared to deficit of $279,777 as of March 31, 2018.

We had $0 cash on hand as of June 30, 2018, and no other assets to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $666,163 as of June 30, 2018, compared to accumulated deficit of $590,577 as of March 31, 2018.

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities. For the three-month period ended June 30, 2018, net cash flows used in operating activities was $101,315. Net cash flows used in operating activities was $8 for the three-month period ended June 30, 2017.

Cash Flow from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the three-month period ended June 30, 2018, net cash from financing activities was $101,315 compared to $0 for the three-month period ended June 30, 2017.

As of June 30, 2018, and March 31, 2018, the Company owed $231,776 and $130,461 to the new chairman of the Board of Directors of the Company for legal and transfer agent fee payments on behalf of the Company.

As of June 30, 2018, and March 31, 2018, the Company owed $1,250 and $1,250 to a shareholder for the payment of transfer agent termination fee on behalf of the Company.

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a shareholder for the payment of the Company promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities at $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of June 30, 2018, and March 31, 2018, the accrued interest payable on the convertible note was $8,387 and $6,267, respectively.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended March 31, 2018, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

M101 CORP.

DATED: August 9, 2018	By:	/s/ Datin Chan Hemg Si
Datin Chan Heng Si
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lee Hui Chin
Lee Hui Chin
Treasurer (Principal Financial Officer)

