Form 10-Q
period 2018-09-30
M101 CORP.
filed 2018-10-31
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒ No ☐

The number of shares of the issuer’s common stock outstanding as of October 31, 2018 was 760,250,000 shares, par value $0.001 per share.

M101 CORP.

(formerly CONCEPT HOLDING CORP.)

FORM 10-Q

Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

M101 CORP.

Balance Sheets

(Unaudited)

	September 30, 2018	March 31, 2018

ASSETS
Current Assets
Prepaid expenses	$833	$5,833
Total Current Assets	833	5,833

TOTAL ASSETS	$833	$5,833

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,801	$41,340
Accrued interest, related party	10,530	6,267
Due to related parties	310,655	131,711
Convertible note payable, related party	106,292	106,292
Total Current Liabilities	434,278	285,610

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 and 760,250,000 shares issued and outstanding, respectively	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(744,245)	(590,577)
Total Stockholders' Deficit	(433,445)	(279,777)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$833	$5,833

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	6,356	7,604	16,539	8,714
Professional fees	69,583	33,659	132,866	48,013
	75,939	41,263	149,405	56,727

OPERATING LOSS	(75,939)	(41,263)	(149,405)	(56,727)

OTHER INCOME (EXPENSES)
Interest expense	(2,143)	(2,014)	(4,263)	(3,194)
Gain on settlement	-	-	-	7,373
	(2,143)	(2,014)	(4,263)	4,179

NET LOSS	$(78,082)	$(43,277)	$(153,668)	$(52,548)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	760,250,000	760,250,000	760,250,000	924,021,585

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(153,668)	$(52,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	-	(7,373)
Changes in operating assets and liabilities:
Prepaid expenses	5,000	-
Accounts payable and accrued liabilities	(34,539)	28,068
Accrued interest, related party	4,263	3,095
Net cash used in operating activities	(178,944)	(28,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	178,944	28,750
Net cash provided by financing activities	178,944	28,750

Net decrease in cash and cash equivalents	-	(8)
Cash and cash equivalents - beginning of period	-	8
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Issuance of note for cancellation of shares	$-	$40,000
Issuance of convertible note for settlement of promissory notes and accrued interest and accounts payable and accrued liabilities	$-	$106,292

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

Notes to the Unaudited Financial Statements

September 30, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. Notes to the unaudited financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 29, 2018.

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

As of September 30, 2018, prepaid expenses were $833 related to OTC Markets monthly fees for October 2018.

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

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss of $149,405 and net loss of $153,668 for the six months ended September 30, 2018. As of September 30, 2018, the Company has accumulated deficit of $744,245, and negative working capital of $433,445. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2018 and September 30 2017, the director of the Company advanced $178,944 and $28,750 to the Company for operating expense payment on behalf of the Company. As of September 30, 2018, and March 31, 2018, the Company owed $309,405 and $130,461, respectively, to the Director of the Company.

As of September 30, 2018, and March 31, 2018, the Company owed $1,250 and $1,250, respectively, to a shareholder for the payment of transfer agent termination fee on behalf of the Company.

8% Convertible Note – July 2017

Convertible notes payable consisted of the following at September 30, 2018 and March 31, 2018:

	September 30,	March 31
	2018	2018
Convertible Note - July 2017	$106,292	$106,292

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a shareholder for the payment of the Company’s promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities at $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of September 30, 2018, and March 31, 2018, the accrued interest payable on the convertible note was $10,530 and $6,267, respectively.

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

Preferred Stock

The Company is authorized to issue an aggregate of 10,000,000 shares of preferred stock with a par value of $0.001 per share. As at September 30, 2018 and March 31, 2018, no preferred shares have been issued.

Common Stock

The Company is authorized to issue an aggregate of 10,000,000,000 shares of common stock with a par value of $0.001 per share.

On May 23, 2017, 576,350,000 shares were repurchased from a former shareholder for a $40,000 promissory note which was subsequently fully repaid on July 5, 2017.

As of September 30, 2018, and March 31, 2018, the Company had 760,250,000 shares and 760,250,000 of common stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

We had no operations during the three months ended September 30, 2018 or 2017, nor do we have operations as of the date of this filing. We had a net loss of $78,082 and $43,277 for the three-months ended September 30, 2018 and 2017, respectively. The increase was mainly attributable to the increase in professional fees incurred during the three-months ended September 30, 2018. Professional fees were $69,583 and $33,659 for the three-months ended September 30, 2018 and 2017, respectively. The increase in professional expenses was mainly attributable to the increase in legal, auditing and accounting fees. General and administrative expenses were $6,356 and $7,604 for the three months ended September 30, 2018 and 2017, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in filing, listing and transfer agent fees.

Six Months Ended September 30, 2018 and 2017

We had no operations during the six months ended September 30, 2018 or 2017, nor do we have operations as of the date of this filing. We had a net loss of $153,668 and $52,548 for the six-months ended September 30, 2018 and 2017, respectively. The increase was mainly attributable to the increase in professional fees and general and administrative fees incurred during the six-months ended September 30, 2018. Professional fees were $132,866 and $48,013 for the six-months ended September 30, 2018 and 2017, respectively. The increase in professional expenses was mainly attributable to the increase in legal, auditing and accounting fees. General and administrative expenses were $16,539 and $8,714 for the six months ended September 30, 2018 and 2017, respectively. The increase in general and administrative expenses was mainly attributable to the increase in filing, listing and transfer agent fees.

Liquidity and Capital Resources

As of September 30, 2018, our total assets were $833 and our total liabilities were $434,278.

Stockholders’ deficit was at $433,445 as of September 30, 2018 compared to deficit of $279,277 as of March 31, 2018.

We had $0 cash on hand as of September 30, 2018, and no other assets to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $744,245 as of September 30, 2018, compared to accumulated deficit of $590,577 as of March 31, 2018.

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities. For the six-month period ended September 30, 2018, net cash flows used in operating activities was $178,944. Net cash flows used in operating activities was $28,758 for the six-month period ended September 30, 2017.

Cash Flow from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the six-month period ended September 30, 2018, net cash from financing activities was $178,944 compared to $28,750 for the six-month period ended September 30, 2017.

As of September 30, 2018, and March 31, 2018, the Company owed $178,944 and $28,750 to the chairman of the Board of Directors of the Company for legal fee payment on behalf of the Company.

As of September 30, 2018, and March 31, 2018, the Company owed $1,250 and $1,250 to a shareholder for the payment of transfer agent termination fee on behalf of the Company.

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a shareholder for the payment of the Company promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities at $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of September 30, 2018, and March 31, 2018, the accrued interest payable on the convertible note was $10,530 and $6,267, respectively.

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

M101 CORP.

DATED: October 31, 2018	By: Datin Chan Heng Si
Datin Chan Heng Si
Chief Executive Officer (Principal Executive Officer)

By: Lee Hui Chin
Lee Hui Chin
Treasurer (Principal Financial Officer)

