Form 10-Q
period 2018-12-31
M101 CORP.
filed 2019-02-20
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

+603.2181.0150

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock outstanding as of February 6, 2019 was 760,250,000 shares, par value $0.001 per share.

M101 CORP.

FORM 10-Q

Quarterly Period Ended December 31, 2018

Item 1. Financial Statements

M101 CORP.

Balance Sheets

(Unaudited)

	December 31, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current Assets
Prepaid expenses	$10,000	$5,833
Total Current Assets	10,000	5,833

TOTAL ASSETS	$10,000	$5,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,705	$41,340
Accrued interest, related party	12,673	6,267
Due to related parties	345,934	131,711
Convertible note payable, related party	106,292	106,292
Total Current Liabilities	467,604	285,610

TOTAL LIABILITIES	467,604	285,610

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(768,404)	(590,577)
Total Stockholders’ Deficit	(457,604)	(279,777)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,000	$5,833

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	3,260	9,146	19,799	17,860
Professional fees	18,755	38,813	151,621	86,826
	22,015	47,959	171,420	104,686

OPERATING LOSS	(22,015)	(47,959)	(171,420)	(104,686)

OTHER INCOME (EXPENSES)
Interest expense	(2,144)	(2,143)	(6,407)	(5,337)
Gain on settlement	-	-	-	7,373
	(2,144)	(2,143)	(6,407)	2,036

NET LOSS	$(24,159)	$(50,102)	$(177,827)	$(102,650)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	760,250,000	760,250,000	760,250,000	869,232,545

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31,	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(177,827)	$(102,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	-	(7,373)
Changes in operating assets and liabilities:
Prepaid expenses	(4,167)	(8,333)
Accounts payable and accrued liabilities	(38,635)	48,785
Accrued interest, related party	6,406	5,238
Net cash used in operating activities	(214,223)	(64,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	214,223	64,325
Net cash provided by financing activities	214,223	64,325

Net decrease in cash and cash equivalents	-	(8)
Cash and cash equivalents - beginning of period	-	8
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Issuance of note for cancellation of shares	$-	$40,000
Issuance of convertible note for settlement of promissory notes and accrued interest and accounts payable and accrued liabilities	$-	$106,292

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

Notes to the Unaudited Financial Statements

December 31, 2018

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

On December 7, 2018, Datin Chan Heng Si resigned as the President, Chief Executive Officer and Director of the Company. On that same date, Dato Yap Ting Hau resigned as a Director of the Company. There were no disagreements between Datin Chan, Dato Yap and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in their resignation. On December 7, 2018, the remaining board of directors appointed Ousman Haji Aliyas to serve as the Company’s President, Chief Executive Officer and Director. Ousman Haji Aliyas acquired approximately 83% of the shares from the major shareholders of M101 Corp. through Smartex Investment Ltd., a corporation controlled by Ousman Haji Aliyas.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. Notes to the unaudited financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 29, 2018.

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

As of December 31, 2018, prepaid expenses were $10,000 related to OTC Markets monthly fees from January to October 2019.

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

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss of $171,420 and net loss of $177,827 for the nine months ended December 31, 2018. As of December 31, 2018, the Company has accumulated deficit of $768,404, and negative working capital of $457,604. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

	December 31,	March 31,
	2018	2018
Amount due to director	$10,000	$-
Amount due to former director	334,684	130,461
Amount due to former shareholder	1,250	1,250
	$345,934	$131,711

As of December 31, 2018 and March 31, 2018, total amounts due to related parties was $345,934 and $131,711, respectively.

During the nine months ended December 31, 2018, the new director of the Company, who was appointed on December 7, 2018, advanced $10,000 to the Company for operating expense payments on behalf of the Company. As of December 31, 2018, the Company owed $10,000 to the new Director of the Company.

During the nine months ended December 31, 2018 and December 31, 2017, the former director of the Company, who resigned on December 7, 2018, advanced $204,223 and $63,075 to the Company for operating expense payments on behalf of the Company. As of December 31, 2018, and March 31, 2018, the Company owed $334,684 and $130,461, respectively, to the former Director of the Company.

As of December 31, 2018, and March 31, 2018, the Company owed $1,250 and $1,250, respectively, to a former shareholder for the payment of transfer agent termination fee on behalf of the Company. The shareholder sold all his shareholdings to the new Director of the Company in December 2018.

8% Convertible Note – July 2017

Convertible notes payable consisted of the following at December 31, 2018 and March 31, 2018:

	December 31,	March 31
	2018	2018
Convertible Note - July 2017	$106,292	$106,292

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a former shareholder for the payment of the Company’s promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities at $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of December 31, 2018, and March 31, 2018, the accrued interest payable on the convertible note was $12,673 and $6,267, respectively.

NOTE 5 – SHARE CAPITAL

On July 21, 2017, the Board of Directors of the Company executed a written consent to approve the increase of the Company’s total authorized shares from 100,000,000 shares to 10,010,000,000 shares (including preferred stock) and the execution of a forward split at the rate of two hundred shares for every one share currently issued and outstanding. The Company accounted for the forward stock split with a memorandum entry and a proportionate reduction of the par value.

Preferred Stock

The Company is authorized to issue an aggregate of 10,000,000 shares of preferred stock with a par value of $0.001 per share. As at December 31, 2018 and March 31, 2018, no preferred shares have been issued.

Common Stock

The Company is authorized to issue an aggregate of 10,000,000,000 shares of common stock with a par value of $0.001 per share.

On May 23, 2017, 576,350,000 shares were cancelled and repurchased from a former shareholder for a $40,000 promissory note which was subsequently fully repaid on July 5, 2017.

As of December 31, 2018, and March 31, 2018, the Company had 760,250,000 shares and 760,250,000 of common stock issued and outstanding.

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

On December 7, 2018, Datin Chan Heng Si resigned as the President, Chief Executive Officer and Director of the Company. On that same date, Dato Yap Ting Hau resigned as a Director of the Company. There were no disagreements between Datin Chan, Dato Yap and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in their resignation. On December 7, 2018, the remaining board of directors appointed Ousman Haji Aliyas to serve as the Company’s President, Chief Executive Officer and Director. Ousman Haji Aliyas acquired approximately 83% of the shares from the major shareholders of M101 Corp. through Smartex Investment Ltd., a corporation controlled by Ousman Haji Aliyas.

Results of Operations

Three Months Ended December 31, 2018 and 2017

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2018	2017	Changes

Revenues	$-	$-	$-
Operating Expenses	$22,015	$47,959	$(25,944)
Other Expenses	$2,144	$2,143	$1
Net Loss	$(24,159)	$(50,102)	$25,943

We had no operations during the three months ended December 31, 2018 or 2017, nor do we have operations as of the date of this filing. We had a net loss of $24,159 and $50,102 for the three-months ended December 31, 2018 and 2017, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the three-months ended December 31, 2018. Professional fees were $18,755 and $38,813 for the three-months ended December 31, 2018 and 2017, respectively. The decrease in professional expenses was mainly attributable to the decrease in legal fees. General and administrative expenses were $3,260 and $9,146 for the three months ended December 31, 2018 and 2017, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in filing, listing and transfer agent fees.

Nine Months Ended December 31, 2018 and 2017

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2018	2017	Changes

Revenues	$-	$-	$-
Operating Expenses	$171,420	$104,686	$66,734
Other Expenses (Income)	$6,407	$(2,036)	$8,443
Net Loss	$(177,827)	$(102,650)	$(75,177)

We had no operations during the nine months ended December 31, 2018 or 2017, nor do we have operations as of the date of this filing. We had a net loss of $177,827 and $102,650 for the nine-months ended December 31, 2018 and 2017, respectively. The increase was mainly attributable to the increase in professional fees and general and administrative fees incurred during the nine-months ended December 31, 2018. Professional fees were $151,621 and $86,826 for the nine-months ended December 31, 2018 and 2017, respectively. The increase in professional expenses was mainly attributable to the increase in legal fees as the legal firm began to provide their legal services for the Company in July 2017 last year. General and administrative expenses were $19,799 and $17,860 for the nine months ended December 31, 2018 and 2017, respectively. The increase in general and administrative expenses was mainly attributable to the increase in listing and transfer agent fees.

Liquidity and Capital Resources

	As of	As of
	December 31,	March 31,
	2018	2018	Changes

Current Assets	$10,000	$5,833	$4,167
Current Liabilities	$467,604	$285,610	$181,994
Working Capital (Deficiency)	$(457,604)	$(279,777)	$(177,827)

As of December 31, 2018, our total assets were $10,000 and our total liabilities were $467,604.

Stockholders’ deficit was at $457,604 as of December 31, 2018 compared to deficit of $279,277 as of March 31, 2018.

We had $0 cash on hand as of December 31, 2018 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $768,404 as of December 31, 2018, compared to accumulated deficit of $590,577 as of March 31, 2018.

As at December 31, 2018, we had a working capital deficit of $457,604 compared with a working capital deficit of $279,777 as at March 31, 2018. The increase in working capital deficit was primarily attributed to the increase in amount due to related parties for advancement from directors paying off vendors on behalf of the Company.

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2018	2017	Changes

Net cash used in operating activities	$(214,223)	$(64,333)	$(149,890)
Net cash provided by financing activities	$214,223	$64,325	$149,898
Net decrease in cash and cash equivalents	$-	$(8)	$8

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities. For the nine-month period ended December 31, 2018, net cash flows used in operating activities was $214,223. The net cash used in operating activities for the nine-month period ended December 31, 2018 was attributed to a net loss of $177,827, increased by an increase in prepaid expenses of $4,167 and a decrease in accounts payable and accrued liabilities of $38,635, and was offset by an increase in accrued interest from note payable of $6,406.

Net cash flows used in operating activities was $64,333 for the six-month period ended December 31, 2017. The net cash used in operating activities for the nine-month period ended December 31, 2017 was attributed to a net loss of $102,650, increased by gain on settlement of $7,373, an increase in prepaid expenses of $8,333, and was offset by an increase in accounts payable and accrued liabilities of $48,785 and an increase in accrued interest from note payable of $5,238.

Cash Flow from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the nine-month period ended December 31, 2018, net cash from financing activities was $214,223 compared to $64,325 for the nine-month period ended December 31, 2017.

As of December 31, 2018, the Company owed $10,000 to the new Director of the Company appointed on December 8, 2018 for the payment of legal fees on behalf of the Company.

As of December 31, 2018, and March 31, 2018, the Company owed $334,684 and $130,461, respectively, to the former Director of the Company for the payment of professional fees on behalf of the Company.

As of December 31, 2018, and March 31, 2018, the Company owed $1,250 and $1,250 to a former shareholder for the payment of transfer agent termination fee on behalf of the Company.

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a shareholder for the payment of the Company promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities at $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of December 31, 2018, and March 31, 2018, the accrued interest payable on the convertible note was $12,673 and $6,267, respectively.

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

M101 CORP.

DATED: February 19, 2019	By:	/s/ Ousman Haji Aliyas
Ousman Haji Aliyas
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lee Hui Chin
Lee Hui Chin
Treasurer (Principal Financial Officer)

