Form 10-K
period 2019-03-31
M101 CORP.
filed 2019-07-09
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

+603-2181-0150

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	MOZO	OTC Pink Sheets

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of September 28, 2018 was $25,226,068.

The number of shares of the issuer’s common stock outstanding as of June 27, 2019 was 760,250,000 shares, par value $0.001 per share.

M101 CORP.

FORM 10-K

Fiscal Year Ended March 31, 2019

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

PART I

ITEM 1. BUSINESS

Background

M101 Corp. (the “Company”) was incorporated as Concept Holding Corp. on May 20, 1980 under the laws of the State of Utah. The Company originally operated under the name of Dayne Weiss and Associates, Inc. On December 22, 1982, the Company filed amended articles with the State of Utah to change the Company’s name to Merrymack Corporation, to reduce the par value of shares to $0.001 per share, and to increase the authorized shares to 50,000,000.

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

Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the amendments to Rule 144 adopted by the SEC, effective on February 15, 2008, limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions. These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized “shell company” until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse reorganizations or mergers.

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

Principal Products or Services and Their Markets

None.

Distribution Methods of the Products or Services

None.

Status of any Publicly Announced New Product or Service

None.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers

None.

Dependence on One or a Few Major Customers

None.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None.

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

None.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

M101’s Common Stock is currently quoted on the OTC Pink Sheets under the symbol “MOZO.”

M101 has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act. Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144. As of March 31, 2019, M101 had 760,250,000 shares outstanding, all of which were issued more than twelve months ago. All of these shares would generally be available for resale. Currently, Rule 144 would not be available for those 649,690,300 until at least one year after a merger with an operating company or the creation of business operations by the Company and the filing of an 8-K containing certain information required in a Form 10 filing. As such timing of the availability of resale exemptions for these shares is unknown and currently they are not available for resale under Rule 144. When the shares potentially become available for resale, there could be a depressive effect of any market that may develop for the Company’s common stock given the amount of shares that would be available for resale versus the number currently available.

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

Holders

We currently have 721 stockholders, not including an indeterminate number who may hold shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

M101 did not sell shares of its common stock or preferred stock during the year ended March 31, 2019.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended March 31, 2019 from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None.

Other Stockholder Matters

None.

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

Results of Operations

Year Ended March 31, 2019 and Year Ended March 31, 2018

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2019	2018	Changes

Revenues	$-	$-	$-
Operating Expenses	$210,998	$182,682	$28,316
Other Expenses	$8,503	$61	$8,442
Net Loss	$(219,501)	$(182,743)	$(36,758)

We had no operations during the years ended March 31, 2019 or 2018, nor do we have operations as of the date of this filing. We had a net loss of $219,501 and $182,743 for the years ended March 31, 2019 and 2018, respectively. The increase was mainly attributable to the increase in professional fees incurred during the year ended March 31, 2019. Professional fees were $188,101 and $155,407 for the years ended March 31, 2019 and 2018, respectively. The increase in professional expenses was mainly attributable to the increase in legal fees. General and administrative expenses were $22,897 and $27,275 for the years ended March 31, 2019 and 2018, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in filing, listing and transfer agent fees.

Liquidity and Capital Resources

	As of	As of
	March 31,	March 31,
	2019	2018	Changes

Current Assets	$7,000	$5,833	$1,167
Current Liabilities	$506,278	$285,610	$220,668
Working Capital (Deficiency)	$(499,278)	$(279,777)	$(219,501)

As of March 31, 2019, our total assets were $7,000 and our total liabilities were $506,278.

Stockholders’ deficit was at $499,278 as of March 31, 2019 compared to deficit of $279,777 as of March 31, 2018.

We had $0 cash on hand as of March 31, 2019 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $810,078 as of March 31, 2019, compared to accumulated deficit of $590,577 as of March 31, 2018.

As at March 31, 2019, we had a working capital deficit of $499,278 compared with a working capital deficit of $279,777 as at March 31, 2018. The increase in working capital deficit was primarily attributed to the increase in amount due to related parties for advancement from directors paying off vendors on behalf of the Company.

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2019	2018	Changes

Net cash used in operating activities	$(244,645)	$(131,719)	$(112,926)
Net cash provided by financing activities	$244,645	$131,711	$112,934
Net decrease in cash and cash equivalents	$-	$(8)	$8

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities. For the year ended March 31, 2019, net cash flows used in operating activities was $244,645. The net cash used in operating activities for the year ended March 31, 2019 was attributed to a net loss of $219,501, increased by an increase in prepaid expenses of $1,167 and a decrease in accounts payable and accrued liabilities of $32,480, and was offset by an increase in accrued interest from note payable of $8,503.

Net cash flows used in operating activities was $131,719 for the year ended March 31, 2018. The net cash used in operating activities for the year ended March 31, 2018 was attributed to a net loss of $182,743, increased by gain on settlement of $7,373, an increase in prepaid expenses of $5,833, and was offset by an increase in accounts payable and accrued liabilities of $56,895 and an increase in accrued interest from note payable of $7,335.

Cash Flow from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the year ended March 31, 2019, net cash from financing activities was $244,645 compared to $131,711 for the year ended March 31, 2018.

As of March 31, 2019 and March 31, 2018, the Company owed $375,106 and $130,461, respectively, to the former Director of the Company for the payment of professional fees on behalf of the Company.

As of March 31, 2019 and March 31, 2018, the Company owed $1,250 and $1,250 to a former shareholder for the payment of transfer agent termination fee on behalf of the Company.

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a former shareholder for the payment of the Company’s promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities at $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of March 31, 2019, and March 31, 2018, the accrued interest payable on the convertible note was $14,770 and $6,267, respectively.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the year ended March 31, 2019, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

MARCH 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

M101 Corp.

Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of M101 Corp. (the “Company”) as of March 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception, has accumulated a significant deficit, has negative cash flows from operations, and currently has no revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

July 1, 2019

M101 CORP.

Balance Sheets

	March 31, 2019	March 31, 2018

ASSETS
Current Assets
Prepaid expenses	$7,000	$5,833
Total Current Assets	7,000	5,833

TOTAL ASSETS	$7,000	$5,833

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$8,860	$41,340
Accrued interest, related party	14,770	6,267
Due to related parties	376,356	131,711
Convertible note payable	106,292	106,292
Total Current Liabilities	506,278	285,610

TOTAL LIABILITIES	506,278	285,610

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(810,078)	(590,577)
Total Stockholders' Deficit	(499,278)	(279,777)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,000	$5,833

The accompanying notes are an integral part of these audited financial statements.

M101 CORP.

Statements of Operations

	For the Year Ended
	March31,	March 31,
	2019	2018

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	22,897	27,275
Professional fees	188,101	155,407
	210,998	182,682

OPERATING LOSS	(210,998)	(182,682)

OTHER INCOME (EXPENSES)
Interest expense	(8,503)	(7,434)
Gain on settlement	-	7,373
	(8,503)	(61)

NET LOSS	$(219,501)	$(182,743)

Basic and Diluted Loss per Common Share	$(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	760,250,000	842,360,137

The accompanying notes are an integral part of these audited financial statements.

M101 CORP.

Statements of Stockholders’ Deficit

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance - March 31, 2017	1,336,600,000	$1,336,600	$(985,800)	$(407,834)	$(57,034)
Issuance of note for cancellation of shares	(576,350,000)	(576,350)	536,350	-	(40,000)
Net loss	-	-	-	(182,743)	(182,743)
Balance - March 31, 2018	760,250,000	$760,250	$(449,450)	$(590,577)	$(279,777)
Net loss	-	-	-	(219,501)	(219,501)
Balance - March 31, 2019	760,250,000	$760,250	$(449,450)	$(810,078)	$(499,278)

The accompanying notes are an integral part of these audited financial statements.

M101 CORP.

Statements of Cash Flows

	For the Year Ended
	March 31,	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(219,501)	$(182,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	-	(7,373)
Changes in operating assets and liabilities:
Prepaid expenses	(1,167)	(5,833)
Accounts payable and accrued liabilities	(32,480)	56,895
Accrued interest, related party	8,503	7,335
Net cash used in operating activities	(244,645)	(131,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	244,645	131,711
Net cash provided by financing activities	244,645	131,711

Net decrease in cash and cash equivalents	-	(8)
Cash and cash equivalents - beginning of period	-	8
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Issuance of note for cancellation of shares	$-	$40,000
Issuance of convertible note for settlement of promissory notes, accrued interest, accounts payable and accrued liabilities	$-	$106,292

The accompanying notes are an integral part of these audited financial statements.

M101 CORP.

Notes to the Financial Statements

March 31, 2019

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

M101 Corp. (the Company) was incorporated on May 20, 1980 as Concept Holding Corp. under the laws of the State of Utah. The Company originally operated under the name of Dayne Weiss and Associates, Inc. On December 22, 1982, the Company filed amended articles with the State of Utah to change the Company’s name to Merrymack Corporation, to reduce the par value of the shares to $0.001 per share, and to increase the authorized shares to 50,000,000.

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

As of March 31, 2019 and 2018, prepaid expenses were $7,000 and $5,833, respectively, related to OTC Markets monthly fees from April to October 2019 and 2018, respectively.

Basic Income (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2019 and March 31, 2018, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:

	For the Year Ended
	March31	March 31
	2019	2018
Numerator:
Net loss available to stockholders	$(219,501)	$(182,743)

Denominator:
Weighted average number of common shares- Basic and Diluted	760,250,000	842,360,137

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

For the year ended March 31, 2019 and March 31, 2018, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	For the Year Ended
	March 31	March 31
	2019	2018
	(Shares)	(Shares)

Convertible notes payable	106,292,000	106,292,000

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes.” Pursuant to ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2019, there were no unrecognized tax benefits.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss of $210,998 and net loss of $219,501 for the year ended March 31, 2019. As of March 31, 2019, the Company has accumulated deficit of $810,078, and negative working capital of $499,278. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

	March 31	March 31,
	2019	2018
Amount due to former director	$375,106	$130,461
Amount due to former shareholder	1,250	1,250
	376,356	131,711

As of March 31, 2019 and 2018, total amounts due to related parties was $376,356 and $131,711, respectively.

During the years ended March 31, 2019 and 2018, the former director of the Company, who resigned on December 7, 2018, advanced $244,645 and $130,461, respectively, to the Company for operating expense payments on behalf of the Company. As of March 31, 2019 and 2018, the Company owed $375,106 and $130,461, respectively, to the former Director of the Company.

As of March 31, 2019 and 2018, the Company owed $1,250 and $1,250, respectively, to a former shareholder for the payment of transfer agent termination fees on behalf of the Company. The shareholder sold all his shareholdings to the new Director of the Company in December 2018.

8% Convertible Note – July 2017

Convertible notes payable consisted of the following at March 31, 2019 and 2018:

	March 31,	March 31
	2019	2018
Convertible Note - July 2017	$106,292	$106,292

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a former shareholder for the payment of the Company’s promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities of $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of March 31, 2019 and 2018, the accrued interest payable on the convertible note was $14,770 and $6,267, respectively.

NOTE 5 – SHARE CAPITAL

On July 21, 2017, the Board of Directors of the Company executed a written consent to approve the increase of the Company’s total authorized shares from 100,000,000 shares to 10,010,000,000 shares (including preferred stock) and the execution of a forward split at the rate of two hundred shares for every one share currently issued and outstanding. The Company accounted for the forward stock split with a memorandum entry and a proportionate reduction of the par value. The effects of the stock split have been retroactively applied to all periods presented.

Preferred Stock

The Company is authorized to issue an aggregate of 10,000,000 shares of preferred stock with a par value of $0.001 per share. As at March 31, 2019 and 2018, no preferred shares have been issued.

Common Stock

The Company is authorized to issue an aggregate of 10,000,000,000 shares of common stock with a par value of $0.001 per share.

On May 23, 2017, 576,350,000 shares were cancelled and repurchased from a former shareholder for a $40,000 promissory note which was subsequently fully repaid on July 5, 2017.

As of March 31, 2019 and 2018, the Company had 760,250,000 shares of common stock issued and outstanding.

NOTE 6 – INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of March 31, 2019 and 2018 are as follows:

	March 31,	March 31,
	2019	2018
Net operating loss carryforward	$(465,141)	$(245,640)
Tax rate	21%	21%
Deferred tax asset	(97,679)	(51,584)
Less: Valuation allowance	97,679	51,584
Deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended March 31, 2019 and 2018 due to the following:

	March 31,	March 31,
	2019	2018
Net loss	$(219,501)	$(182,743)
Tax rate	21%	21%
Change in valuation allowance	(46,095)	(38,376)
Tax at effective rate	$-	$-

As of March 31, 2019, the Company had approximately $465,000 in net operating losses (“NOLs”) that may be available to offset future taxable income. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2019 are subject to review by the tax authorities.

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

Our management, consisting of officers and directors, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of March 31, 2019, our internal control over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name of directors and executive officers as of June 27, 2019:

NAME	AGE	POSITION

Ousman Haji Aliyas	45	President, Chief Executive Officer, Director
Lee Hui Chin	38	Treasurer, Director
Yong Chian Yon	61	Secretary, Director

Ousman Haji Aliyas:

Ousman Haji Aliyas is our President, Chief Executive Officer and Director. Mr. Ousman is an entrepreneur. He previously worked as an Account Supervisor at Rashid Hussain Securities, a Logistics Supervisor at Bechtel Bina Sdn Bhd and a Logistics Supervisor at Gas Malaysia Sdn Bhd. Mr. Ousman holds a Malaysia Examination Certificate at Tengku Mahmud School, Terengganu, Malaysia and a Diploma Certificate at Sultan Zainal Abidin College (university Darul Iman), Terengganu, Malaysia.

Lee Hui Chin:

Lee Hui Chin is a Director and Treasurer of M101 Corp. Lee Hui Chin is also a Sales Manager at GO2U (M) Sdn. Bhd. As a Sales Manager Lee Hui Chin liaises with bankers for loan applications, and builds and maintains an active and strong relationship with clients and prospects. Lee Hui Chin leads sales teams to achieve company goals with professionalism, plans and implements effective sales strategies to achieve business targets and acquires and updates product knowledge. Prior to employment at GO2U (M) Sdn. Bhd., Lee Hui Chin was a Senior Sales and Administrative Executive from May 2007 to January 2015 with MK Assist (M) Sdn. Bnd. As a Sales and Administrative Executive, Lee Hui Chin maintained and grew client account base, and achieved sales target and goals. Lee Hui Chin presented promotions and offers, reported changes of market conditions, and customer preferences. As a Sales and Administrative Executive, Lee Hui Chin built rapport with both clients and vendors to maintain a sustainable business relationship, and handled inquiries and provided support to clients in addition to payment collections.

Yong Chian Yon:

Yong Chian Yon is currently a Director and Secretary with M101 Corp. From January 2007 to April 2013, Yong Chian Yon was a Human Resource Manager with Pro Road Sdn. Bhd. in Malaysia. As a HR Manager, Yong Chian Yon was responsible for the accurate and timely preparation of payment of employees’ salary, government statutory contributions, employment contracts and all related communications. Yong Chian Yon was also responsible for reviewing and updating and maintaining proper filing of documents.  He managed staff benefits in line with company budget, measured employee satisfaction and identified areas that required improvement. Yong Chian Yan also liaised with external parties such as auditors, bankers and relevant authorities and worked with senior management and support in preparing employee appraisal criteria and scorecards.

Significant Employees

As of the date hereof, the Company has no significant employees.

Family Relationships

None.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers and directors, and greater than 10% stockholders of companies with a class of securities registered under Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. The Company is not aware of any late filings of any such reports.

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

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended March 31, 2019 or 2018. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Name and Position	Year	Cash Compensation	Other Compensation

Ousman Haji Aliyas (1)	2018/2019	None	None
Lee Hui Chin (2)	2018/2019	None	None
Yong Chian Yon (3)	2018/2019	None	None

____________

(1)	Ousman Haji Aliyas is our current President, Chief Executive Officer and Director.

(2)	Lee Hui Chin is our current Treasurer and Director.

(3)	Yong Chian Yon is our current Secretary and Director.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended March 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 31, 2019, with respect to the beneficial ownership of M101’s Common Stock by the director of M101 and each person known by M101 to be the beneficial owner of more than 5% of M101’s outstanding shares of Common Stock. At March 31, 2019, there were 760,250,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

Name and Address	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Principal Stockholders
Directors and Officers:
Smartex Investments Ltd. (1)	622,194,316	81.84%
Unit 18-02 Level 18 Menara K1 Lorong 3/137C Off, Kuala Lumpur, Malaysia 58200

Lee Hui Chin	0	0%
21 JLN Hijauan Residence 2C TMN Hijauan, Selangor, Malaysia 43200

Yong Chian Yon	0	0%
21 JLN Hijauan Residence 2C TMN Hijauan, Selangor, Malaysia 43200

Ousman Haji Aliyas	622,194,316	81.84%
Unit 18-02 Level 18 Menara K1 Lorong 3/137C Off, Kuala Lumpur, Malaysia 58200

Officers and Directors as a Group (3 persons)	622,194,316	81.84%

__________

(1) Smartex Investment Ltd. is owned and controlled by Ousman Haji Aliyas.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

During the years ended March 31, 2019 and 2018, the former director of the Company, who resigned on December 7, 2018, advanced $244,645 and $130,461, respectively, to the Company for operating expense payments on behalf of the Company. As of March 31, 2019 and 2018, the Company owed $375,106 and $130,461, respectively, to the former Director of the Company.

As of March 31, 2019 and 2018, the Company owed $1,250 and $1,250, respectively, to a former shareholder for the payment of transfer agent termination fee on behalf of the Company. The shareholder sold all his shareholdings to the new Director of the Company in December 2018.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors during the fiscal years ended March 31, 2019, and 2018:

	2019	2018
Audit fees	$7,350	$6,600
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$7,350	$6,600

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

Exhibits:

31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 20023
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 20023
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M101 CORP.

DATED: July 9, 2019	By:	/s/ Ousman Haji Aliyas
Ousman Haji Aliyas
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lee Hui Chun
Lee Hui Chin
Treasurer (Principal Financial Officer)

