Form 10-Q
period 2019-06-30
M101 CORP.
filed 2019-08-14
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

+603.2181.0150

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
N/A	N/A	N/A

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

The number of shares of the issuer’s common stock outstanding as of August 14, 2019 was 760,250,000 shares, par value $0.001 per share.

M101 CORP.

(formerly CONCEPT HOLDING CORP.)

FORM 10-Q

Quarterly Period Ended June 30, 2019

7

Item 1. Financial Statements

M101 CORP.

Balance Sheets

(Unaudited)

	June 30, 2019	March 31, 2019

ASSETS
Current Assets
Prepaid expenses	$4,000	$7,000
Total Current Assets	4,000	7,000

TOTAL ASSETS	$4,000	$7,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,949	$8,860
Accrued interest, related party	16,890	14,770
Due to related parties	391,911	376,356
Convertible note payable, related party	106,292	106,292
Total Current Liabilities	521,042	506,278

TOTAL LIABILITIES	521,042	506,278

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(827,842)	(810,078)
Total Stockholders’ Deficit	(517,042)	(499,278)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,000	$7,000

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	June30,	June 30,
	2019	2018

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	3,144	10,183
Professional fees	12,500	63,283
	15,644	73,466

OPERATING LOSS	(15,644)	(73,466)

OTHER EXPENSE
Interest expense	(2,120)	(2,120)
	(2,120)	(2,120)

NET LOSS	$(17,764)	$(75,586)

Basic and Diluted Loss per Common Share	$(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	760,250,000	760,250,000

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

Statements of Stockholders’ Deficit

For the three months ended June 30, 2019 and June 30, 2018

(Unaudited)

	Common Stock
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Total

Balance - March 31, 2019	760,250,000	$760,250	$(449,450)	$(810,078)	$(499,278)
Net loss	-	-	-	(17,764)	(17,764)
Balance - June 30, 2019	760,250,000	$760,250	$(449,450)	$(827,842)	$(517,042)

	Common Stock
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Total

Balance - March 31, 2018	760,250,000	$760,250	$(449,450)	$(590,577)	$(279,777)
Net loss	-	-	-	(75,586)	(75,586)
Balance - June 30, 2018	760,250,000	$760,250	$(449,450)	$(666,163)	$(355,363)

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,764)	$(75,586)
Changes in operating assets and liabilities:
Prepaid expenses	3,000	2,500
Accounts payable and accrued liabilities	(2,911)	(30,349)
Accrued interest, related party	2,120	2,120
Net cash used in operating activities	(15,555)	(101,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	15,555	101,315
Net cash provided by financing activities	15,555	101,315

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

6

M101 CORP.

Notes to the Unaudited Financial Statements

June 30, 2019

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

M101 Corp. (the Company) was incorporated on May 20, 1980 as Concept Holding Corp. under the laws of the State of Utah.

On December 19, 2014, the Company completed a change of domicile merger with Concept Holding Corp., a Nevada corporation which became the surviving entity and Concept Technologies, Inc., a Utah corporation ceased.

On July 21, 2017, the Board of Directors of the Company elected to file Articles of Merger with the Nevada SOS whereby it would enter into a statutory merger with its wholly-owned subsidiary, M101 Corp., a Nevada corporation, pursuant to Nevada Revised Statutes 92A.200, et seq. The effect of such merger is the Company is the surviving entity and changed its name to “M101 Corp.” The merger took effect on August 14, 2017. The Company currently has no business operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. The notes to the unaudited financial statements are condensed, as disclosures that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on July 9, 2019.

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

Related Parties

We follow ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

Prepaid Expenses

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

As of June 30, 2019 and March 31, 2018, prepaid expenses were $4,000 and $7,000 related to OTC Markets monthly fees from July through October 2019.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued, and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss of $15,644 and net loss of $17,764 for the three months ended June 30, 2019. As of June 30, 2019, the Company has accumulated deficit of $827,842, and negative working capital of $517,042. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2019 and March 31, 2019, total amounts due to related parties was $391,911 and $376,356, respectively

	June 30,	March 31,
	2019	2019
Amount due to former director	$390,661	$375,106
Amount due to former shareholder	1,250	1,250
	$391,911	$376,356

During the three months ended June 30, 2019 and 2018, the former director of the Company, who resigned on December 7, 2018, advanced $15,555 and $101,315, respectively, to the Company for operating expense payments on behalf of the Company. As of June 30, 2019 and March 31 2019, the Company owed $390,661 and $375,106, respectively, to the former Director of the Company.

As of June 30, 2019 and March 31, 2019, the Company owed $1,250 and $1,250, respectively, to a former shareholder for the payment of transfer agent termination fees on behalf of the Company. The shareholder sold all his shareholdings to the new Director of the Company in December 2018.

8% Convertible Note – July 2017

Convertible notes payable consisted of the following at June 30, 2019 and March 31, 2019:

	June 30,	March 31
	2019	2019
Convertible Note - July 2017	$106,292	$106,292

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a former shareholder for the payment of the Company’s promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities of $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of June 30, 2019 and March 31, 2019, the accrued interest payable on the convertible note was $16,890 and $14,770, respectively.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue an aggregate of 10,000,000 shares of preferred stock with a par value of $0.001 per share. As at June 30, 2019 and March 31, 2019, no preferred shares have been issued.

Common Stock

The Company is authorized to issue an aggregate of 10,000,000,000 shares of common stock with a par value of $0.001 per share.

As of June 30, 2019 and March 31, 2019, the Company had 760,250,000 shares of common stock issued and outstanding.

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

Results of Operations

Three Months Ended June 30, 2019 and June 30, 2018

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2019	2018	Changes

Revenues	$-	$-	$-
Operating Expenses	$15,644	$73,466	$(57,822)
Other Expenses	$2,120	$2,120	$-
Net Loss	$(17,764)	$(75,586)	$57,822

We had no operations during the three months ended June 30, 2019 or 2018, nor do we have operations as of the date of this filing. We had a net loss of $17,764 and $75,586 for the three months ended June 30, 2019 and 2018, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the three months ended June 30, 2019. Professional fees were $12,500 and $63,283 for the three months ended June 30, 2019 and 2018, respectively. The decrease in professional expenses was mainly attributable to the decrease in legal fees as we did not incur any legal consultation and advisory fees during the three months ended June 30, 2019. General and administrative expenses were $3,144 and $10,183 for the three months ended June 30, 2019 and 2018, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in transfer agent fees without fees incurred for share certificates and cancellation during the three months ended June 30, 2019.

Liquidity and Capital Resources

	As of	As of
	June 30,	March 31,
	2019	2019	Changes

Current Assets	$4,000	$7,000	$(3,000)
Current Liabilities	$521,042	$506,278	$14,764
Working Capital (Deficiency)	$(517,042)	$(499,278)	$(17,764)

As of June 30, 2019, our total assets were $4,000 and our total liabilities were $521,042.

Stockholders’ deficit was at $517,042 as of June 30, 2019 compared to deficit of $499,278 as of March 31, 2019.

We had no cash on hand as of June 30, 2019 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $827,842 as of June 30, 2019, compared to accumulated deficit of $810,078 as of March 31, 2019.

As at June 30, 2019, we had a working capital deficit of $517,042 compared with a working capital deficit of $499,278 as at March 31, 2019. The increase in working capital deficit was primarily attributed to the increase in amount due to related parties for advancement from directors paying off vendors on behalf of the Company.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2019	2018	Changes

Net cash used in operating activities	$(15,555)	$(101,315)	$85,760
Net cash provided by financing activities	$15,555	$101,315	$(85,760)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities. For the three months ended June 30, 2019, net cash flows used in operating activities was $15,555. The net cash used in operating activities for the three months ended June 30, 2019 was attributed to a net loss of $17,764, increased by a decrease in accounts payable and accrued liabilities of $2,911 and was offset by a decrease in prepaid expenses of $3,000 and an increase in accrued interest from note payable of $2,120.

For the three months ended June 30, 2018, net cash flows used in operating activities was $101,315. The net cash used in operating activities for the three months ended June 30, 2018 was attributed to a net loss of $75,586, increased by a decrease in accounts payable and accrued liabilities of $30,349 and was offset by a decrease in prepaid expenses of $2,500 and an increase in accrued interest from note payable of $2,120.

Cash Flow from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the three months ended June 30, 2019, net cash from financing activities was $15,555 compared to $101,315 for the three months ended June 30, 2018.

As of June 30, 2019 and March 31, 2019, the Company owed $390,661 and $375,106, respectively, to the former Director of the Company for the payment of professional fees on behalf of the Company.

As of June 30, 2019 and March 31, 2019, the Company owed $1,250 and $1,250, respectively, to a former shareholder for the payment of transfer agent termination fee on behalf of the Company.

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a former shareholder for the payment of the Company’s promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities of $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of June 30, 2019 and March 31, 2019, the accrued interest payable on the convertible note was $16,890 and $14,770, respectively.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended March 31, 2019, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

M101 CORP.

DATED: August 14, 2019	By:	/s/ Ousman Haji Aliyas
Ousman Haji Aliyas
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lee Hui Chin
Lee Hui Chin
Treasurer (Principal Financial Officer)

