Form 10-Q
period 2019-09-30
M101 CORP.
filed 2019-11-14
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the issuer’s common stock outstanding as of November 12, 2019 was 760,250,000 shares, par value $0.001 per share.

M101 CORP.

FORM 10-Q

Quarterly Period Ended September 30, 2019

Item 1. Financial Statements

M101 CORP.

Balance Sheets

(Unaudited)

	September 30, 2019	March 31, 2019

ASSETS
Current Assets
Prepaid expenses	$1,000	$7,000
Total Current Assets	1,000	7,000

TOTAL ASSETS	$1,000	$7,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,627	$8,860
Accrued interest, related party	19,034	14,770
Due to related parties	410,127	376,356
Convertible note payable, related party	106,292	106,292
Total Current Liabilities	540,080	506,278

TOTAL LIABILITIES	540,080	506,278

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(849,880)	(810,078)
Total Stockholders' Deficit	(539,080)	(499,278)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,000	$7,000

The accompanying notes are an integral part of these unaudited financial statements

M101 CORP.

 Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September30,	September 30,	September30,	September 30,
	2019	2018	2019	2018

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	6,145	6,356	9,289	16,539
Professional fees	13,750	69,583	26,250	132,866
Total Operating Expenses	19,895	75,939	35,539	149,405

OPERATING LOSS	(19,895)	(75,939)	(35,539)	(149,405)

OTHER EXPENSE
Interest expense	(2,143)	(2,143)	(4,263)	(4,263)
Total Other Expenses	(2,143)	(2,143)	(4,263)	(4,263)

NET LOSS	$(22,038)	$(78,082)	$(39,802)	$(153,668)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000	760,250,000	760,250,000

The accompanying notes are an integral part of these unaudited financial statements

M101 CORP.

 Statements of Stockholders’ Deficit

For the six months ended September 30, 2019 and September 30, 2018

(Unaudited)

	Common Stock
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Total

Balance - March 31, 2019	760,250,000	$760,250	$(449,450)	$(810,078)	$(499,278)

Net loss	-	-	-	(17,764)	(17,764)
Balance - June 30, 2019	760,250,000	$760,250	$(449,450)	$(827,842)	$(517,042)

Net loss	-	-	-	(22,038)	(22,038)
Balance - September 30, 2019	760,250,000	$760,250	$(449,450)	$(849,880)	$(539,080)

	Common Stock
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Total

Balance - March 31, 2018	760,250,000	$760,250	$(449,450)	$(590,577)	$(279,777)

Net loss	-	-	-	(75,586)	(75,586)
Balance - June 30, 2018	760,250,000	$760,250	$(449,450)	$(666,163)	$(355,363)

Net loss	-	-	-	(78,082)	(78,082)
Balance - September 30, 2018	760,250,000	$760,250	$(449,450)	$(744,245)	$(433,445)

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,802)	$(153,668)
Changes in operating assets and liabilities:
Prepaid expenses	6,000	5,000
Accounts payable and accrued liabilities	(4,233)	(34,539)
Accrued interest, related party	4,264	4,263
Net cash used in operating activities	(33,771)	(178,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	33,771	178,944
Net cash provided by financing activities	33,771	178,944

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

M101 CORP.

 Notes to the Unaudited Financial Statements

September 30, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. The notes to the unaudited financial statements are condensed, as disclosures that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on July 9, 2019.

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

As of September 30, 2019 and March 31, 2019, prepaid expenses were $1,000 and $7,000, respectively, related to OTC Markets monthly fees.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued, and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Basic and Diluted Net Loss per Common Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

For the six months ended September 30, 2019 and March 31, 2019, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	March 31,
	2019	2019
	Shares	Shares
Convertible Note- July 2017	10,629,200	10,629,200

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss of $39,802 for the six months ended September 30, 2019. As of September 30, 2019, the Company has accumulated deficit of $849,880, and negative working capital of $539,080. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of September 30, 2019 and March 31, 2019, total amounts due to related parties was $410,127 and $376,356, respectively as follows:

	September 30,	March 31,
	2019	2019
Amount due to former director	$408,877	$375,106
Amount due to former shareholder	1,250	1,250
	$410,127	$376,356

During the six months ended September 30, 2019 and 2018, the former director of the Company, who resigned on December 7, 2018, advanced $33,771 and $178,944, respectively, to the Company for operating expense payments on behalf of the Company. As of September 30, 2019, and March 31 2019, the Company owed $408,877 and $375,106, respectively, to the former director of the Company.

As of September 30, 2019, and March 31, 2019, the Company owed $1,250 and $1,250, respectively, to a former shareholder for the payment of transfer agent termination fees on behalf of the Company. The shareholder sold all his shareholdings to the new Director of the Company in December 2018.

Convertible Note

Convertible notes payable consisted of the following at September 30, 2019 and March 31, 2019:

	September 30,	March 31,
	2019	2019

Convertible Note- July 2017	$106,292	$106,292

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a former shareholder for the payment of the Company’s promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities of $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of September 30, 2019, and March 31, 2019, the accrued interest payable on the convertible note was $19,034 and $14,770, respectively.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue an aggregate of 10,000,000 shares of preferred stock with a par value of $0.001 per share. As at September 30, 2019 and March 31, 2019, no preferred shares have been issued.

Common Stock

The Company is authorized to issue an aggregate of 10,000,000,000 shares of common stock with a par value of $0.001 per share.

As of September 30, 2019, and March 31, 2019, the Company had 760,250,000 shares of common stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019 and through the date that these financials were issued, the Company had the following subsequent events:

On October 4, 2019, Ousman Haji Aliyas resigned as the President, Chief Executive Officer and Director of the Company. There were no disagreements between Mr. Aliyas and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in their resignation. On that same date, the remaining board of directors appointed Dr. Mike Tham Soon Hua to serve as the Company’s President, Chief Executive Officer and Director.

On October 7, 2019, Lee Hui Chin and Yong Chian Yon resigned as the Treasurer and Director, and Secretary and Director, respectively, of the Company. There were no disagreements between Messrs. Lee or Yong and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in their resignations. On that same date, the remaining board of directors appointed Ronald Paul Cartey to serve as the Company’s Secretary and Director. On October 7, 2019, the remaining board of directors also appointed Shrikumar Vasant Mordekar to serve as the Company’s Treasurer and Director.

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

Results of Operations

Three Months Ended September 30, 2019 and September 30, 2018

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	Changes

Revenues	$-	$-	$-
Operating Expenses	$19,895	$75,939	$(56,044)
Other Expenses	$2,143	$2,143	$-
Net Loss	$(22,038)	$(78,082)	$56,044

We had no operations during the three months ended September 30, 2019 or 2018, nor do we have operations as of the date of this filing. We had a net loss of $22,038 and $78,082 for the three months ended September 30, 2019 and 2018, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the three months ended September 30, 2019. Professional fees were $13,750 and $69,583 for the three months ended September 30, 2019 and 2018, respectively. The decrease in professional expenses was mainly attributable to the decrease in legal fees. General and administrative expenses were $6,145 and $6,356 for the three months ended September 30, 2019 and 2018, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in filing, listing and transfer agent fees.

Six Months Ended September 30, 2019 and September 30, 2018

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	Changes

Revenues	$-	$-	$-
Operating Expenses	$35,539	$149,405	$(113,866)
Other Expenses	$4,263	$4,263	$-
Net Loss	$(39,802)	$(153,668)	$113,866

We had no operations during the six months ended September 30, 2019 or 2018, nor do we have operations as of the date of this filing. We had a net loss of $39,802 and $153,668 for the six months ended September 30, 2019 and 2018, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the six months ended September 30, 2019. Professional fees were $26,250 and $132,866 for the six months ended September 30, 2019 and 2018, respectively. The decrease in professional expenses was mainly attributable to the decrease in legal fees. General and administrative expenses were $9,289 and $16,539 for the six months ended September 30, 2019 and 2018, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in filing, listing and transfer agent fees.

Liquidity and Capital Resources

	As of	As of
	September 30,	March 31,
	2019	2019	Changes

Current Assets	$1,000	$7,000	$(6,000)
Current Liabilities	$540,080	$506,278	$33,802
Working Capital (Deficiency)	$(539,080)	$(499,278)	$(39,802)

As of September 30, 2019, our total assets were $1,000 and our total liabilities were $540,080.

Stockholders’ deficit was at $539,080 as of September 30, 2019 compared to deficit of $499,278 as of March 31, 2019.

We had no cash on hand as of September 30, 2019 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $849,880 as of September 30, 2019, compared to accumulated deficit of $810,078 as of March 31, 2019.

As at September 30, 2019, we had a working capital deficit of $539,080 compared with a working capital deficit of $499,278 as at March 31, 2019. The increase in working capital deficit was primarily attributed to the increase in amount due to related parties for advancement from directors paying off vendors on behalf of the Company.

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	Changes

Net cash used in operating activities	$(33,771)	$(178,944)	$145,173
Net cash provided by financing activities	$33,771	$178,944	$(145,173)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities. For the six months ended September 30, 2019, net cash flows used in operating activities was $33,771. The net cash used in operating activities for the six months ended September 30, 2019 was attributed to a net loss of $39,802, increased by a decrease in accounts payable and accrued liabilities of $4,233 and was offset by a decrease in prepaid expenses of $6,000 and an increase in accrued interest from note payable of $4,264.

For the six months ended September 30, 2018, net cash flows used in operating activities was $178,944. The net cash used in operating activities for the six months ended September 30, 2018 was attributed to a net loss of $153,668, increased by a decrease in accounts payable and accrued liabilities of $34,539 and was offset by a decrease in prepaid expenses of $5,000 and an increase in accrued interest from note payable of $4,263.

Cash Flow from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the six months ended September 30, 2019, net cash from financing activities was $33,771 compared to $178,944 for the six months ended September 30, 2018.

As of September 30, 2019 and March 31, 2019, the Company owed $408,877 and $375,106, respectively, to the former Director of the Company for the payment of professional fees on behalf of the Company.

As of September 30, 2019 and March 31, 2019, the Company owed $1,250 and $1,250 to a former shareholder for the payment of transfer agent termination fee on behalf of the Company.

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a former shareholder for the payment of the Company’s promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities of $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of September 30, 2019 and March 31, 2019, the accrued interest payable on the convertible note was $19,034 and $14,770, respectively.

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

M101 CORP.

DATED: November 14, 2019	By:	/s/ Dr. Mike Tham Soon Hua
Dr. Mike Tham Soon Hua
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Shrikumar Vasant Mordekar
Shrikumar Vasant Mordekar
Treasurer (Principal Financial Officer)

