Form 10-Q
period 2019-12-31
Xenous Holdings, Inc.
filed 2020-02-24
CIK 1651932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
December 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number:
000-55512

M101CORP.
(Former name or former address if changed since last report)

Nevada	87-0363526
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 20.03, Plaza 138
Jalan Ampang
Kuala Lumpur, Malaysia, 50450
(Address of principal executive offices)

+603.2181.0150
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	XITO	OTC Pink Sheets

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

The number of shares of the issuer’s common stock outstanding as of February 4, 2020 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.
(formerly M101 CORP.)
FORM 10-Q
Quarterly Period Ended December 31, 2019

Item 1. Financial Statements

XENOUS HOLDINGS, INC.
(formerly M101 CORP.)
Balance Sheets

(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Current Assets
Prepaid expenses	$-	$7,000
Total Current Assets	-	7,000

TOTAL ASSETS	$-	$7,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,274	$8,860
Accrued interest, related party	21,177	14,770
Due to related parties	421,717	376,356
Convertible note payable, related party	106,292	106,292
Total Current Liabilities	555,460	506,278

TOTAL LIABILITIES	555,460	506,278

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(866,260)	(810,078)
Total Stockholders’ Deficit	(555,460)	(499,278)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$7,000

The accompanying notes are an integral part of these unaudited financial statements

XENOUS HOLDINGS, INC.
(Formerly M101 CORP.)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,072	3,260	7,361	19,799
Professional fees	13,164	18,755	42,414	151,621
	14,236	22,015	49,775	171,420

OPERATING LOSS	(14,236)	(22,015)	(49,775)	(171,420)

OTHER EXPENSE
Interest expense	(2,144)	(2,144)	(6,407)	(6,407)
	(2,144)	(2,144)	(6,407)	(6,407)

NET LOSS	$(16,380)	$(24,159)	$(56,182)	$(177,827)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000	760,250,000	760,250,000

The accompanying notes are an integral part of these unaudited financial statements

XENOUS HOLDINGS, INC.
(formerly M101 CORP.)
Statements of Stockholders’ Deficit
For the nine months ended December 31, 2019 and December 31, 2018
(Unaudited)

	Common Stock
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Total

Balance - March 31, 2019	760,250,000	$760,250	$(449,450)	$(810,078)	$(499,278)

Net loss	-	-	-	(17,764)	(17,764)
Balance - June 30, 2019	760,250,000	$760,250	$(449,450)	$(827,842)	$(517,042)

Net loss	-	-	-	(22,038)	(22,038)
Balance - September 30, 2019	760,250,000	$760,250	$(449,450)	$(849,880)	$(539,080)

Net loss	-	-	-	(16,380)	(16,380)
Balance - December 31, 2019	760,250,000	$760,250	$(449,450)	$(866,260)	$(555,460)

	Common Stock
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Total

Balance - March 31, 2018	760,250,000	$760,250	$(449,450)	$(590,577)	$(279,777)

Net loss	-	-	-	(75,586)	(75,586)
Balance - June 30, 2018	760,250,000	$760,250	$(449,450)	$(666,163)	$(355,363)

Net loss	-	-	-	(78,082)	(78,082)
Balance - September 30, 2018	760,250,000	$760,250	$(449,450)	$(744,245)	$(433,445)

Net loss	-	-	-	(24,159)	(24,159)
Balance - December 31, 2018	760,250,000	$760,250	$(449,450)	$(768,404)	$(457,604)

The accompanying notes are an integral part of these unaudited financial statements.

XENOUS HOLDINGS, INC.
(formerly M101 CORP.)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	December 31,	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,182)	$(177,827)
Changes in operating assets and liabilities:
Prepaid expenses	7,000	(4,167)
Accounts payable and accrued liabilities	(2,586)	(38,635)
Accrued interest, related party	6,407	6,406
Net cash used in operating activities	(45,361)	(214,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	45,361	214,223
Net cash provided by financing activities	45,361	214,223

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

XENOUS HOLDINGS, INC.
(formerly M101 CORP.)
Notes to the Unaudited Financial Statements
December 31, 2019

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

On November 2, 2019, a majority of shareholders approved a resolution to change the name of the Company to Xenous Holdings, Inc. (the Company). On November 19, 2019, the Company received notice that the Secretary of State of Nevada accepted the Company’s Certificate of Amendment to its Articles of Incorporation to change the name of the Company to Xenous Holdings, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. The notes to the unaudited financial statements are condensed, as disclosures that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on July 9, 2019.

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

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Basic and Diluted Net Loss per Common Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “
Earnings per Share
.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

For the nine months ended December 31, 2019 and December 31, 2018, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2019	2018
	Shares	Shares
Convertible Note- July 2017	10,629,200	10,629,200

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss of $56,182 for the nine months ended December 31, 2019. As of December 31, 2019, the Company has accumulated deficit of $866,260, and negative working capital of $555,460. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of December 31, 2019 and March 31, 2019, total amounts due to related parties was $421,717 and $376,356, respectively, as follows:

	December 31,	March 31,
	2019	2019
Amount due to director	$11,590	$-
Amount due to former director	408,877	375,106
Amount due to former shareholder	1,250	1,250
	$421,717	$376,356

During the nine months ended December 31, 2019, the director of the Company, appointed on October 4, 2019, advanced $11,590 to the Company for operating expense payments on behalf of the Company. As of December 31, 2019 and March 31, 2019, the Company owed $11,590 and $0, respectively, to the director of the Company.

During the nine months ended December 31, 2019 and 2018, the former director of the Company, who resigned on December 7, 2018, advanced $33,771 and $214,223, respectively, to the Company for operating expense payments on behalf of the Company. As of December 31, 2019 and March 31, 2019, the Company owed $408,877 and $375,106, respectively, to the former director of the Company.

As of December 31, 2019 and March 31, 2019, the Company owed $1,250 and $1,250, respectively, to a former shareholder for the payment of transfer agent termination fees on behalf of the Company.
The shareholder sold all his shareholdings to the new Director of the Company in December 2018.

Convertible Note

Convertible notes payable consisted of the following at December 31, 2019 and March 31, 2019:

	December 31,	March 31,
	2019	2019

Convertible Note- July 2017	$106,292	$106,292

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a former shareholder for the payment of the Company’s promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities of $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of December 31, 2019, and March 31, 2019, the accrued interest payable on the convertible note was $21,177 and $14,770, respectively.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue an aggregate of 10,000,000 shares of preferred stock with a par value of $0.001 per share. As at December 31, 2019 and March 31, 2019, no preferred shares have been issued.

Common Stock

The Company is authorized to issue an aggregate of 10,000,000,000 shares of common stock with a par value of $0.001 per share.

As of December 31, 2019 and March 31, 2019, the Company had 760,250,000 shares of common stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended December 31, 2019 and December 31, 2018

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2019	2018	Changes

Revenues	$-	$-	$-
Operating Expenses	$14,236	$22,015	$(7,779)
Other Expenses	$2,144	$2,144	$-
Net Loss	$(16,380)	$(24,159)	$7,779

We had no operations during the three months ended December 31, 2019 or 2018, nor do we have operations as of the date of this filing. We had a net loss of $16,380 and $24,159 for the three months ended December 31, 2019 and 2018, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the three months ended December 31, 2019. Professional fees were $13,164 and $18,755 for the three months ended December 31, 2019 and 2018, respectively. The decrease in professional expenses was mainly attributable to the decrease in legal fees. General and administrative expenses were $1,072 and $3,260 for the three months ended December 31, 2019 and 2018, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in filing, listing and transfer agent fees.

Nine Months Ended December 31, 2019 and December 31, 2018

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2019	2018	Changes

Revenues	$-	$-	$-
Operating Expenses	$49,775	$171,420	$(121,645)
Other Expenses	$6,407	$6,407	$-
Net Loss	$(56,182)	$(177,827)	$121,645

We had no operations during the nine months ended December 31, 2019 or 2018, nor do we have operations as of the date of this filing. We had a net loss of $56,182 and $177,827 for the nine months ended December 31, 2019 and 2018, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the nine months ended December 31, 2019. Professional fees were $42,414 and $151,621 for the nine months ended December 31, 2019 and 2018, respectively. The decrease in professional expenses was mainly attributable to the decrease in legal fees. General and administrative expenses were $7,361 and $19,799 for the nine months ended December 31, 2019 and 2018, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in filing, listing and transfer agent fees.

Liquidity and Capital Resources

	As of	As of
	December 31,	March 31,
	2019	2019	Changes

Current Assets	$-	$7,000	$(7,000)
Current Liabilities	$555,460	$506,278	$49,182
Working Capital (Deficiency)	$(555,460)	$(499,278)	$(56,182)

As of December 31, 2019, and March 31, 2019, our total assets were $0 and $7,000, respectively.

As of December 31, 2019, and March 31, 2019, our total liabilities were $555,460 and 506,278, respectively.

Stockholders’ deficit was at $555,460 as of December 31, 2019 compared to deficit of $499,278 as of March 31, 2019.

We had no cash on hand as of December 31, 2019 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $866,260 as of December 31, 2019, compared to accumulated deficit of $810,078 as of March 31, 2019.

As at December 31, 2019, we had a working capital deficit of $555,460 compared with a working capital deficit of $499,278 as at March 31, 2019. The increase in working capital deficit was primarily attributed to the increase in amount due to related parties for advancement from directors paying off vendors on behalf of the Company.

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2019	2018	Changes

Net cash used in operating activities	$(45,361)	$(214,223)	$168,862
Net cash provided by financing activities	$45,361	$214,223	$(168,862)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities. For the nine months ended December 31, 2019, net cash flows used in operating activities was $45,361. The net cash used in operating activities for the nine months ended December 31, 2019 was attributed to a net loss of $56,182, increased by a decrease in accounts payable and accrued liabilities of $2,586 and was offset by a decrease in prepaid expenses of $7,000 and an increase in accrued interest from note payable of $6,407.

For the nine months ended December 31, 2018, net cash flows used in operating activities was $214,223. The net cash used in operating activities for the nine months ended December 31, 2018 was attributed to a net loss of $177,827, increased by a decrease in accounts payable and accrued liabilities of $38,635 and was offset by an increase in prepaid expenses of $4,167 and an increase in accrued interest from note payable of $6,406.

Cash Flow from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the nine months ended December 31, 2019, net cash from financing activities was $45,361 compared to $214,223 for the nine months ended December 31, 2018.

As of December 31, 2019 and March 31, 2019, the Company owed $11,590 and $0, respectively, to the director of the Company.

As of December 31, 2019 and March 31, 2019, the Company owed $408,877 and $375,106, respectively, to the former director of the Company.

As of December 31, 2019 and March 31, 2019, the Company owed $1,250 and $1,250, respectively, to a former shareholder for the payment of transfer agent termination fees on behalf of the Company.

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a former shareholder for the payment of the Company’s promissory notes and accrued interest at $84,588 and accounts payable and accrued liabilities of $21,704. The convertible note is due on demand, bears interest of 8% per annum and is convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on July 5, 2017. As of December 31, 2019, and March 31, 2019, the accrued interest payable on the convertible note was $21,177 and $14,770, respectively.

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

XENOUS HOLDINGS, INC.

DATED: February 24, 2020	By:	/s/ Dr. Mike Tham Soon Hua
Dr. Mike Tham Soon Hua
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mordekar Shrikumar Vasant
Mordekar Shrikumar Vasant
Treasurer (Principal Financial Officer)

