Form 10-K
period 2020-03-31
Xenous Holdings, Inc.
filed 2020-07-14
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: [000-55512]

Xenous Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0363526
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

[Suite 20.03, Plaza 138

Jalan Ampang

Kuala Lumpur, Malaysia, 50450]

(Address of principal executive offices)

[+603-2181-0150]

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: OTC Pink Sheet

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark the registrant is a large accelerated filer, an accelerated “filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of September 30, 2019 was $2,761,114.

The number of shares of the issuer’s common stock outstanding as of July 13, 2020 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-K

Fiscal Year Ended March 31, 2020

Table of Content

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements regarding future events and the future results of Xenous Holdings, Inc. (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Table of Content

PART I

ITEM 1. BUSINESS

Background

Xenous Holdings, Inc. (the “Company”) was incorporated on May 20, 1980 as Dayne Weiss and Associates, Inc. under the laws of the State of Utah.

On January 4, 1990, the Company acquired Concept Technologies, Inc. (CTI) which then became a wholly-owned subsidiary of the Company. CTI was dissolved in January 1991 and the name of Company was changed to Concept Technologies, Inc.

On December 19, 2014, the Company completed a change of domiciliary merger and moved the Company’s state of incorporation to Nevada, changing the name to Concept Holding Corporation.

On July 21, 2017, the Board of Directors of the Company elected to file Articles of Merger with the Nevada SOS whereby it would enter into a statutory merger with its wholly-owned subsidiary, M101 Corp., a Nevada corporation, pursuant to Nevada Revised Statutes 92A.200, et seq. The effect of such merger is that the Company is the surviving entity and changed its name to “M101 Corp.” The merger took effect on August 14, 2017.

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

Since the merger on August 14, 2017, the Company has had no business operations.

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

Table of Content

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

Since the termination of its prior business, Xenous has had no operations other than seeking an acquisition or merger to bring an operating entity into the Company. The Company’s officers and directors do not propose to restrict their search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and may find it difficult to locate good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to Xenous and its stockholders. The Company’s officers and directors will select any potential business opportunity based on their business judgment.

The Company is not currently conducting any business, nor has it conducted any business for several years. Therefore, it does not possess products or services, distribution methods, competitive business positions, or major customers. The Company does not possess any unexpired patents or trademarks. The Company does not have any employees.

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

Our management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company’s or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Table of Content

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

Our management will attempt to meet personally with management and key personnel of any entity providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

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

Table of Content

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

None.

Status of any Publicly Announced New Product or Service

None.

Competitive Business Conditions and Small or Reporting Company’s Competitive Position in the Industry and Methods of Competition

Our management believes that there are a large number of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger. There is no reasonable way to assess and predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None.

Dependence on One or a Few Major Customers

None.

Table of Content

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None.

Need for any Governmental Approval of Principal Products or Services

Since we currently have no business operations and produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard. However, in the event that we complete a reorganization, merger or acquisition transaction with an entity that is engaged in business operations or provides products or services, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

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

Table of Content

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

Table of Content

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

Table of Content

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Xenous Holdings, Inc.’s Common Stock is currently quoted on the OTC Pink Sheets under the symbol “XITO.”

Xenous Holdings, Inc. has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act. Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144. As of March 31, 2020, Xenous Holdings, Inc. had 760,250,000 shares of common stock issued and outstanding, all of which were issued more than twelve months ago. All of these shares would generally be available for resale. Currently, Rule 144 would not be available for 649,690,300 of those shares until at least one year after a merger with an operating company or the creation of business operations by the Company and the filing of an 8-K containing certain information required in a Form 10 filing. As such timing of the availability of resale exemptions for these shares is unknown and currently they are not available for resale under Rule 144. When the shares potentially become available for resale, there could be a depressive effect of any market that may develop for the Company’s common stock given the amount of shares that would be available for resale versus the number currently available.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Xenous did not sell shares of its common stock or preferred stock during the year ended March 31, 2020, or subsequently through the date of this filing.

Table of Content

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended March 31, 2020 from the sale of registered securities.

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

Table of Content

Results of Operations

Years Ended March 31, 2020 and March 31, 2019

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2020	2019	Changes

Revenues	$-	$-	$-
Operating Expenses	$63,919	$210,998	$(147,079)
Other Expenses	$-	$8,503	$(8,503)
Net Loss	$(63,919)	$(219,501)	$155,582

We had no operations during the years ended March 31, 2020 or 2019, nor do we have operations as of the date of this filing. We had a net loss of $63,919 and $219,501 for the years ended March 31, 2020 and 2019, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the year ended March 31, 2020. Professional fees were $55,414 and $188,101 for the years ended March 31, 2020 and 2019, respectively. The decrease in professional expenses was mainly attributable to the decrease in legal fees. General and administrative expenses were $8,505 and $22,897 for the years ended March 31, 2020 and 2019, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in filing, listing and transfer agent fees.

Other expenses during years ended March 31, 2019 are accrued interest payable on the convertible note.

Liquidity and Capital Resources

	As of	As of
	March 31,	March 31,
	2020	2019	Changes

Current Assets	$-	$7,000	$(7,000)
Current Liabilities	$563,197	$506,278	$56,919
Working Capital (Deficiency)	$(563,197)	$(499,278)	$(63,919)

As of March 31, 2020 and March 31, 2019, our total assets were $0 and $7,000, respectively.

As of March 31, 2020 and March 31, 2019, our total liabilities were $563,197 and 506,278, respectively.

Stockholders’ deficit was at $563,197 as of March 31, 2020 compared to deficit of $499,278 as of March 31, 2019.

We had no cash on hand as of March 31, 2020 or March 31, 2019 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $873,997 as of March 31, 2020, compared to accumulated deficit of $810,078 as of March 31, 2019.

As of March 31, 2020, we had a working capital deficit of $563,197 compared with a working capital deficit of $499,278 as of March 31, 2019. The increase in working capital deficit was primarily attributed to the increase in amount due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company.

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2020	2019	Changes

Net cash used in operating activities	$(59,649)	$(244,645)	$184,996
Net cash provided by financing activities	$59,649	$244,645	$(184,996)
Net changes in cash and cash equivalents	$-	$-	$-

Table of Content

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities. For the year ended March 31, 2020, net cash flows used in operating activities was $59,649. The net cash used in operating activities for the year ended March 31, 2020 was attributed to a net loss of $63,919, increased by a decrease in accounts payable and accrued liabilities of $2,730 and was offset by a decrease in prepaid expenses of $7,000.

For the year ended March 31, 2019, net cash flows used in operating activities was $244,645. The net cash used in operating activities for the year ended March 31, 2019 was attributed to a net loss of $219,501, increased by a decrease in accounts payable and accrued liabilities of $32,480 and an increase in prepaid expenses of $1,167 and was offset by an increase in accrued interest from note payable of $8,503.

Cash Flow from Financing Activities

We have financed our operations primarily from advances and loans from related parties.

For the year ended March 31, 2020, net cash from financing activities was $59,649 compared to $244,645 for the year ended March 31, 2019.

During the year ended March 31, 2020, Smartex Investment Ltd., the majority shareholder of the Company, advanced $59,649 to the Company for operating expenses.

During the year ended March 31, 2019, a former director of the Company advanced $244,645 to the Company for operating expenses.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended March 31, 2020, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

Table of Content

ITEM 8. FINANCIAL STATEMENTS ADD SUPPLEMENTARY DATA

XENOUS HOLDINGS, INC.

AUDITED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Xenous Holdings, Inc.

Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xenous Holdings, Inc. (the Company) as of March 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has minimal operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

July 14, 2020

Table of Content

XENOUS HOLDINGS, INC.

Balance Sheets

	March 31, 2020	March 31, 2019
ASSETS
Current Assets
Prepaid expenses	$-	$7,000
Total Current Assets	-	7,000

TOTAL ASSETS	$-	$7,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,130	$8,860
Accrued interest, related party	-	14,770
Due to related parties	557,067	376,356
Convertible note payable, related party	-	106,292
Total Current Liabilities	563,197	506,278

TOTAL LIABILITIES	563,197	506,278

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(873,997)	(810,078)
Total Stockholders’ Deficit	(563,197)	(499,278)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$7,000

The accompanying notes are an integral part of these audited financial statements.

Table of Content

XENOUS HOLDINGS, INC.

Statements of Operations

	For the Year Ended
	March 31,	March 31,
	2020	2019

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	8,505	22,897
Professional fees	55,414	188,101
	63,919	210,998

OPERATING LOSS	(63,919)	(210,998)

OTHER EXPENSE
Interest expense	-	(8,503)
	-	(8,503)

NET LOSS	$(63,919)	$(219,501)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000

The accompanying notes are an integral part of these audited financial statements.

Table of Content

XENOUS HOLDINGS, INC.

Statements of Changes in Stockholders’ Deficit

	Common Stock
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Total

Balance - March 31, 2018	760,250,000	$760,250	$(449,450)	$(590,577)	$(279,777)

Net loss	-	-	-	(219,501)	(219,501)
Balance - March 31, 2019	760,250,000	760,250	(449,450)	(810,078)	(499,278)

Net loss	-	-	-	(63,919)	(63,919)
Balance - March 31, 2020	760,250,000	$760,250	$(449,450)	$(873,997)	$(563,197)

The accompanying notes are an integral part of these audited financial statements.

Table of Content

XENOUS HOLDINGS, INC.

Statements of Cash Flows

	For the Year Ended
	March 31,	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,919)	$(219,501)
Changes in operating assets and liabilities:
Prepaid expenses	7,000	(1,167)
Accounts payable and accrued liabilities	(2,730)	(32,480)
Accrued interest, related party	-	8,503
Net cash used in operating activities	(59,649)	(244,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	59,649	244,645
Net cash provided by financing activities	59,649	244,645

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Repayment of convertible note and accrued interest payable to former related party by the related party	$121,062	$-
Repayment of amount due to former related parties by the related party	$376,356	$-

The accompanying notes are an integral part of these audited financial statements

Table of Content

XENOUS HOLDINGS, INC.

Notes to the Audited Financial Statements

March 31, 2020

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Xenous Holdings, Inc. (the “Company”) was incorporated on May 20, 1980 as Dayne Weiss and Associates, Inc. under the laws of the State of Utah.

On December 19, 2014, the Company completed a change of domicile merger with Concept Holding Corp., a Nevada corporation which became the surviving entity.

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

Use of Estimates

The Company prepares its financial statements in conformity with “GAAP”, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Table of Content

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

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements

Basic and Diluted Net Loss per Common Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2020, there were no potentially dilutive instruments outstanding.  At March 31, 2019, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:

	For the Year Ended
	March 31,	March 31,
	2020	2019
Numerator:
Net loss available to stockholders	$(63,919)	$(219,501)

Denominator:
Weighted average number of common shares- Basic and Diluted	760,250,000	760,250,000

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Table of Content

For the year ended March 31, 2020 and March 31, 2019, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	For the Year Ended
	March 31,	March 31,
	2020	2019
	(Shares)	(Shares)
Convertible Note -July 2017	-	10,629,200

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss

Income Taxes

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. As of March 31, 2020, there were no unrecognized tax benefits (see Note 6).

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss of $63,919 and net loss of $63,919 for the year ended March 31, 2020. As of March 31, 2020, the Company has accumulated deficit of $873,997, and negative working capital of $563,197. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Repayment of Amount Due to Related Parties

During the year ended March 31, 2020, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $59,649 to the Company for operating expenses and repaid to the former director of the Company of $375,106 and a former shareholder of the Company of $1,250.

Table of Content

Repayment of Convertible Note

On July 5, 2017, the Company issued an 8% convertible note in the principal amount of $106,292 to a former shareholder for the payment of the Company’s promissory notes and accrued interest totaling $84,588 and accounts payable and accrued liabilities of $21,704. The convertible note was due on demand, bore interest of 8% per annum and was convertible at a conversion price of $0.01 per share. No beneficial conversion was recognized because the note conversion price of $0.01 per share exceeded the Company stock trading price of $0.0001 on the grant date.

During the year ended March 31, 2020, Smartex Investment Ltd. repaid the convertible note of $106,292 and accrued interest of $14,770.

As of March 31, 2020, total amount due to Smartex Investment Ltd. was $557,067 which is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue an aggregate of 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2020 and 2019, no preferred shares have been issued.

Common Stock

The Company is authorized to issue an aggregate of 10,000,000,000 shares of common stock with a par value of $0.001 per share.

As of March 31, 2020 and 2019, the Company had 760,250,000 shares of common stock issued and outstanding.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company implemented the accounting impact of the effects of the Act during the year ended March 31, 2018, including a reduction in the corporate tax rate from 34% to 21% among other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of March 31, 2020 and 2019 are as follows:

	March 31,	March 31,
	2020	2019
Net operating loss carryforward	$(529,060)	$(465,141)
Tax rate	21%	21%
Deferred tax asset	(111,102)	(97,679)
Less: Valuation allowance	111,102	97,679
Deferred tax asset	$-	$-

Table of Content

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended March 31, 2020 and 2019 due to the following:

	March 31,	March 31,
	2020	2019
Net loss	$(63,919)	$(219,501)
Tax rate	21%	21%
Change in valuation allowance	(13,423)	(46,095)
Tax at effective rate	$-	$-

As of March 31, 2020, the Company had $529,060 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire between 2034 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carried forward for twenty years, whereas NOLs generated after March 31, 2018 can be carried forward indefinitely.

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2020 are subject to review by the tax authorities.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation, no events have occurred that require disclosure.

Table of Content

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, consisting of officers and directors, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of March 31, 2020, our internal control over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION

None.

Table of Content

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name of directors and executive officers as of June 30, 2020:

Name	Age	Positions

Shrikumar Vasant Mordekar	45	Chief Executive Officer and Director

Ronald Paul Cartey	74	Director and Company Secretary

Tham Soon Hua	67	Chief Financial Officer and Director

Mr. Shrikumar Vasant Mordekar serves as our chief executive officer and Director. Mr. Mordekar has more than 10 years of experience in information & communications technology industry including experience in public companies. Prior to joining us in October 2019, Mr. Mordekar worked for Ace Augment Limited as chief technical director from October 2018 to September 2019. From September 2013 to October 2018, Mr. Mordekar worked for Genband, Inc. as the Asia-Pacific regional director. From July 2009 to August 2013, Mr. Mordekar worked for Ventraq Corporation as the director for customer relations division. From May 2005 to July 2009, Mr. Mordekar worked for Acecomm Solutions Pte Ltd as the operations director. From March 2000 to May 2005, Mr. Mordekar worked for Intasys Corporation as was the software development manager. Mr. Mordekar obtained a bachelor’s degree of engineering major in production branch from the University of Mumbai, India, in April 1996. Mr. Mordekar also obtained a master’s degree in business administration (MBA), a master’s degree in information technology, and a master’s degree in Business from Griffith University, Australia, in April 1998, June 2000 and April 2007, respectively. Mr. Mordekar is a member of Australia Computer Society since May 1999.

Mr. Ronald Paul Cartey serves as our company secretary and Director. Mr. Cartey has more than 20 years of experience in the business consulting and advisory industry. Prior to joining us in October 2019, Mr. Cartey worked for 3T Network Pte Ltd as the chief business development officer since February 2017. Since May 2010, Mr. Cartey worked for A.T. Group LLC as a business consultant of AT Group Asia. From August 1984 to May 2020, Mr. Cartey founded Advance Training Group Pty Ltd and worked as a corporate advisor. From May 1982 to July 1984, Mr. Cartey worked for New Image International Limited as the director of international business development. Between 1971 and 1982, Mr. Cartey worked for various international companies in Europe and held numerous positions, with his final position as managing director. Mr. Cartey completed his education with Dame Alice Owen’s School July 1970.

Table of Content

Mr. Tham Soon Hua serves as our Chief Financial Officer and Director. Dr. Hua has more than 20 years of experience in sales and marketing industry. Prior to joining us in October 2019, Mr. Tham worked for Apex Mining Sdn. Bhd. as managing director since August 1997. From March 1995 to June 1996, Mr. Tham worked for Great Eastern Holdings Limited in Singapore as a corporate marketing manager. From June 1993 to February 1995, Mr. Tham worked for AIA Group Limited in Hong Kong as a corporate marketing manager. From January 1989 to May 1993, Mr. Tham worked for NZ Expertelligence Palmerston North as a consultant. From January 1982 to April 1989, Mr. Tham was a practice company secretarial & business advisory at Ho & Co in Malaysia. From July 1975 to December 1981, Mr. Tham worked for AIA Group Limited in Malaysia as a management trainee. Mr. Tham obtained his doctor of philosophy degree in business administration from Charisma University, Turks & Caicos Island and a higher diploma in commerce from Tunku Abdul Rahnam College in June 2017 and April 1978, respectively. Mr. Tham is a member of The Chartered Governance Institute (formerly known as The Institute of Chartered Secretaries & Administrators) in the United Kingdom since July 1982.

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

Table of Content

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have three directors and three executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee and Audit Committee Financial Expert

We have not established an Audit Committee because, due to our lack of material operations and the fact that we only have three directors and three executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended March 31, 2020 or 2019. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Name and Position	Year	Cash Compensation	Other Compensation

Shrikumar Vasant Mordekar (1)	2019/2020	None	None
Ronald Paul Cartey (2)	2019/2020	None	None
Tham Soon Hua (3)	2019/2020	None	None

____________

(1)	Shrikumar Vasant Mordekar is our current Chief Executive Officer and Director.

(2)	Ronald Paul Cartey is our current Company Secretary and Director.

(3)	Tham Soon Hua is our current Chief Financial Officer and Director.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended March 31, 2020.

Table of Content

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 31, 2020, with respect to the beneficial ownership of Xenous’s Common Stock by the officers and directors of Xenous, and each person known by Xenous to be the beneficial owner of more than 5% of Xenous’s outstanding shares of Common Stock. At March 31, 2020 and through the date of this filing, there were 760,250,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

Name and Address	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Principal Stockholders

5% or Greater Shareholders:
Smartex Investments Ltd.
Unit 18-02 Level 18 Menara K1 Lorong 3/137C Off, Kuala Lumpur, Malaysia 58200	622,194,316	81.84%

Directors and Officers:

Ronald Paul Cartey	-	-
Suite 20.03, Plaza 138, Jalan Ampang, Kuala Lumpur, Malaysia, 50450

Tham Soon Hua	-	-
Suite 20.03, Plaza 138, Jalan Ampang, Kuala Lumpur, Malaysia, 50450

Shrikumar Vasant Mordekar	-	-
Suite 20.03, Plaza 138, Jalan Ampang, Kuala Lumpur, Malaysia, 50450

Officers and Directors as a Group (3 persons)	-	-

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

Table of Content

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended March 31, 2020, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $59,649 to the Company for operating expense and repaid to the former director of the Company of $375,106 and a former shareholder of the Company of $1,250.

During the year ended March 31, 2020, Smartex Investment Ltd. repaid the convertible note of $106,292 and accrued interest of $14,770.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors during the fiscal years ended March 31, 2020 and 2019:

	2019	2018
Audit fees	$8,250	$7,350
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$8,250	$7,350

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

Table of Content

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

Exhibits:

31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 20023
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 20023
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Content

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENOUS HOLDINGS, INC.

DATED: July 14, 2020	By:	/s/ Shrikumar Vasant Mordekar
Shrikumar Vasant Mordekar
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tham Soon Hua
Tham Soon Hua
Chief Financial Officer (Principal Financial Officer)

