Form 10-Q
period 2020-06-30
Xenous Holdings, Inc.
filed 2020-08-14
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the issuer’s common stock outstanding as of August 12, 2020 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-Q

Item 1. Financial Statements

XENOUS HOLDINGS, INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Current Assets
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,274	$6,130
Due to related party	597,192	557,067
Total Current Liabilities	606,466	563,197

TOTAL LIABILITIES	606,466	563,197

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(917,266)	(873,997)
Total Stockholders’ Deficit	(606,466)	(563,197)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2020	2019

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	11,269	3,144
Professional fees	32,000	12,500
	43,269	15,644

OPERATING LOSS	(43,269)	(15,644)

OTHER EXPENSE
Interest expense	-	(2,120)
	-	(2,120)

NET LOSS	$(43,269)	$(17,764)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

For the three months ended June 30, 2020 and 2019

(Unaudited)

	Common Stock
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Total

Balance - March 31, 2020	760,250,000	$760,250	$(449,450)	$(873,997)	$(563,197)

Net loss	-	-	-	(43,269)	(43,269)
Balance - June 30, 2020	760,250,000	$760,250	$(449,450)	$(917,266)	$(606,466)

	Common Stock
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Total

Balance - March 31, 2019	760,250,000	$760,250	$(449,450)	$(810,078)	$(499,278)

Net loss	-	-	-	(17,764)	(17,764)
Balance - June 30, 2019	760,250,000	$760,250	$(449,450)	$(827,842)	$(517,042)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,269)	$(17,764)
Changes in operating assets and liabilities:
Prepaid expenses	-	3,000
Accounts payable and accrued liabilities	3,144	(2,911)
Accrued interest, related party	-	2,120
Net cash used in operating activities	(40,125)	(15,555)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	40,125	15,555
Net cash provided by financing activities	40,125	15,555

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

XENOUS HOLDINGS, INC.

Notes to the Unaudited Condensed Financial Statements

June 30, 2020

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Xenous Holdings, Inc. (the “Company”) was incorporated on May 20, 1980 as Dayne Weiss and Associates, Inc. under the laws of the State of Utah.

On December 19, 2014, the Company completed a change of domicile merger with Concept Holding Corp., a Nevada corporation, which became the surviving entity.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021. The notes to the unaudited financial statements are condensed, as disclosures that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on July 14, 2020.

Use of Estimates

The Company prepares its financial statements in conformity with “GAAP,” which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 13, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $43,269 for the three months ended June 30, 2020. As of June 30, 2020, the Company has accumulated deficit of $917,266, and negative working capital of $606,466. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During three months ended June 30, 2020 and 2019, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $40,125 and $15,555, respectively, to the Company for operating expenses. As of June 30, 2020 and March 31, 2020, total amount due to Smartex Investment Ltd. was $597,192 and $557,067, respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2020 and March 31, 2020, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the three months ended June 30, 2020 or 2019.  As of June 30, 2020 and March 31, 2020, the Company had 760,250,000 shares of common stock issued and outstanding.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2020	2019	Changes

Revenues	$-	$-	$-
Operating Expenses	$43,269	$15,644	$27,625
Other Expenses	$-	$2,120	$(2,120)
Net Loss	$(43,269)	$(17,764)	$(25,505)

We had no operations during the three months ended June 30, 2020 or 2019, nor do we have operations as of the date of this filing. We had a net loss of $43,269 and $17,764 for the three months ended June 30, 2020 and 2019, respectively. The increase was mainly attributable to the increase in professional fees incurred during the three months ended June 30, 2020. Professional fees were $32,000 and $12,500 for the three months ended June 30, 2020 and 2019, respectively. The increase in professional expenses was mainly attributable to the increase in legal fees, accounting and audit fees. General and administrative expenses were $11,269 and $3,144 for the three months ended June 30, 2020 and 2019, respectively. The increase in general and administrative expenses was mainly attributable to the increase in filing fees.

Other expenses during three months ended June 30, 2019 are accrued interest payable on the convertible note that was repaid during the year ended March 31, 2020.

Liquidity and Capital Resources

	As of	As of
	June 30,	March 31,
	2020	2020	Changes

Current Assets	$-	$-	$-
Current Liabilities	$606,466	$563,197	$43,269
Working Capital (Deficiency)	$(606,466)	$(563,197)	$(43,269)

As of June 30, 2020 and March 31, 2020, we had no current assets.

As of June 30, 2020 and March 31, 2020, our total liabilities were $606,466 and 563,197, respectively, which were current liabilities comprised of accounts payable, accrued liabilities, and related party advances.

Stockholders’ deficit was at $606,466 as of June 30, 2020 compared to deficit of $563,197 as of March 31, 2020.

We had no cash on hand as of June 30, 2020 or March 31, 2020 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $917,266 as of June 30, 2020, compared to accumulated deficit of $873,997 as of March 31, 2020.

As of June 30, 2020, we had a working capital deficit of $606,466 compared with a working capital deficit of $563,197 as of March 31, 2020. The increase in working capital deficit was primarily attributed to the increase in amount due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2020	2019	Changes

Net cash used in operating activities	$(40,125)	$(15,555)	$(24,570)
Net cash provided by financing activities	$40,125	$15,555	$24,570
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the three months ended June 30, 2020, net cash flows used in operating activities was $40,125. The net cash used in operating activities for the three months ended June 30, 2020 was attributed to a net loss of $43,269, decreased by an increase in accounts payable and accrued liabilities of $3,144.

For the three months ended June 30, 2019, net cash flows used in operating activities was $15,555. The net cash used in operating activities for the three months ended June 30, 2019 was attributed to a net loss of $17,764, increased by a decrease in accounts payable and accrued liabilities of $2,911 and decreased by a decrease in prepaid expense of $3,000 and an increase in accrued interest of $2,120.

Cash Flow from Investing Activities

During the three months ended June 2020 and 2019, we had no investing activities.

Cash Flow from Financing Activities

We have financed our operations primarily from advances and loans from Smartex Investment Ltd., majority shareholder of the Company.

For the three months ended June 30, 2020 and 2019, net cash from financing activities was $40,125 and $15,555, respectively.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the year ended March 31, 2020, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

XENOUS HOLDINGS, INC.

DATED: August 13, 2020	By:	/s/ Dr. Mike Tham Soon Hua
Dr. Mike Tham Soon Hua
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mordekar Shrikumar Vasant
Mordekar Shrikumar Vasant
Treasurer (Principal Financial Officer)

