Form 10-K
period 2021-03-31
Xenous Holdings, Inc.
filed 2021-06-29
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of September 30, 2020 was $4,693,893.

The number of shares of the issuer’s common stock outstanding as of June 28, 2021 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-K

Fiscal Year Ended March 31, 2021

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

PART I

ITEM 1. BUSINESS

Background

Xenous Holdings, Inc. (the “Company”) was incorporated on May 20, 1980 as Dayne Weiss and Associates, Inc. under the laws of the State of Utah.

On January 4, 1990, the Company acquired Concept Technologies, Inc. (CTI) which then became a wholly owned subsidiary of the Company . CTI was dissolved in January 1991 and the name of Company was changed to Concept Technologies, Inc.

On December 19, 2014, the Company completed a change of domiciliary merger and moved the Company’s state of incorporation to Nevada changing the name to Concept Holding Corporation.

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

On November 2, 2019, a majority of shareholders approved a resolution to change the name of the Company to Xenous Holdings, Inc.. On November 19, 2019, the Company received notice that the Secretary of State of Nevada accepted the Company’s Certificate of Amendment to its Articles of Incorporation to change the name of the Company to Xenous Holdings, Inc.

Since its merger on August 14, 2017, the Company had no business operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Xenous Holdings, Inc.’s Common Stock is currently quoted on the OTC Pink Sheets under the symbol “XITO.”

Xenous Holdings, Inc. has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act. Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144. As of March 31, 2021, Xenous Holdings, Inc. had 760,250,000 shares of common stock issued and outstanding, all of which were issued more than twelve months ago. All of these shares would generally be available for resale. Currently, Rule 144 would not be available for 649,690,300 of those shares until at least one year after a merger with an operating company or the creation of business operations by the Company and the filing of an 8-K containing certain information required in a Form 10 filing. As such timing of the availability of resale exemptions for these shares is unknown and currently they are not available for resale under Rule 144. When the shares potentially become available for resale, there could be a depressive effect of any market that may develop for the Company’s common stock given the amount of shares that would be available for resale versus the number currently available.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Xenous did not sell shares of its common stock or preferred stock during the year ended March 31, 2021, or subsequently through the date of this filing.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended March 31, 2021 from the sale of registered securities.

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

Results of Operations

Years Ended March 31, 2021 and March 31, 2020

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2021	2020	Changes

Operating Expenses	$89,791	$63,919	$25,872
Net Loss	$(89,791)	$(63,919)	$(25,872)

We had no operations during the year ended March 31, 2021 and 2020, nor do we have operations as of the date of this filing. We had a net loss of $89,791 and $63,919 for the year ended March 31, 2021 and 2020, respectively. The increase was mainly attributable to the increase in professional fees incurred during the year ended March 31, 2021. Professional fees were $78,088 and $55,414 for the year ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

	As of	As of
	March 31,	March 31,
	2021	2020	Changes

Current Assets	$-	$-	$-
Current Liabilities	$652,988	$563,197	$89,791
Working Capital (Deficiency)	$(652,988)	$(563,197)	$(89,791)

We had no assets as of March 31, 2021 and March 31, 2020.

As of March 31, 2021 and March 31, 2020, our total liabilities were $652,988 and 563,197, respectively.

Stockholders’ deficit was at $652,988 as of March 31, 2021 compared to deficit of $563,197 as of March 31, 2020.

As of March 31, 2021, we had a working capital deficit of $652,988 compared with a working capital deficit of $563,197 as of March 31, 2020. The increase in working capital deficit was primarily attributed to the increase in amount due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company.

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2021	2019	Changes

Net cash used in operating activities	$(84,165)	$(59,649)	$(24,516)
Net cash provided by financing activities	$84,165	$59,649	$24,516
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the year ended March 31, 2021, net cash flows used in operating activities was $84,165. The net cash used in operating activities for the year ended March 31, 2021 was attributed to a net loss of $89,791, decreased by an increase in accounts payable and accrued liabilities of $5,626.

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

For the year ended March 31, 2021 and March 31, 2020, net cash from financing activities was $84,165 and $59,649 from advancement from Smartex Investment Ltd., the majority shareholder of the Company, respectively.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended March 31, 2021, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

ITEM 8. FINANCIAL STATEMENTS ADD SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Xenous Holdings, Inc.

Suite 20.03, Plaza 138, Jalan Ampang,

Kuala Lumpur, Malaysia, 50450.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xenous Holdings, Inc. (the ‘Company’) as of March 31, 2021 and 2020, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the each of two years in the year ended of March 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of two years in the year ended March 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, for the year ended March 31, 2021 the Company has not established any source of revenue to cover its operating costs. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2020.
Kuala Lumpur, Malaysia

June 28, 2021

XENOUS HOLDINGS, INC.

Balance Sheets

	March 31, 2021	March 31, 2020
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$11,756	$6,130
Due to a related party	641,232	557,067
Total Current Liabilities	652,988	563,197

TOTAL LIABILITIES	652,988	563,197

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(963,788)	(873,997)
Total Stockholders' Deficit	(652,988)	(563,197)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

F-3

XENOUS HOLDINGS, INC.

Statements of Operations

	For the Year Ended
	March 31,	March 31,
	2021	2020

OPERATING EXPENSES
General and administrative	$11,703	$8,505
Professional fees	78,088	55,414
	89,791	63,919

NET LOSS	$(89,791)	$(63,919)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000

The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Statements of Changes in Stockholders’ Deficit

For the year ended March 31, 2021 and 2020

	Common Stock
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Total

Balance - March 31, 2019	760,250,000	$760,250	$(449,450)	$(810,078)	$(499,278)

Net loss	-	-	-	(63,919)	(63,919)
Balance - March 31, 2020	760,250,000	$760,250	$(449,450)	$(873,997)	$(563,197)

Net loss	-	-	-	(89,791)	(89,791)
Balance - March 31, 2021	760,250,000	$760,250	$(449,450)	$(963,788)	$(652,988)

The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Statements of Cash Flows

	For the Year Ended
	March 31,	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,791)	$(63,919)
Changes in operating assets and liabilities:
Prepaid expenses	-	7,000
Accounts payable and accrued liabilities	5,626	(2,730)
Net cash used in operating activities	(84,165)	(59,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	84,165	59,649
Net cash provided by financing activities	84,165	59,649

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Repayment of convertible note and accrued interest payable to former related party by the related party	$-	$121,062
Repayment of amount due to former related parties by the related party	$-	$376,356

The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Notes to the Audited Financial Statements

March 31, 2021

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

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist primarily of accounts payable and debts. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Basic and Diluted Earnings Per Share

The Company has adopted ASC Topic 260, ”Earnings per Share,”(“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

As of March 31, 2021 and 2020, the Company did not have any potentially dilutive securities.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2021, there were no unrecognized tax benefits. (see Note 6).

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $89,791 for the year ended March 31, 2021. As of March 31, 2021, the Company has accumulated deficit of $963,788, and negative working capital of $652,988. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During year ended March 31, 2021 and 2020, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $84,165 and $59,649, respectively, to the Company for operating expenses. As of March 31, 2021 and March 31, 2020, total amount due to Smartex Investment Ltd. was $641,232 and $557,067, respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2021 and March 31, 2020, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the year ended March 31, 2021 or 2020. As of March 31, 2021 and March 31, 2020, the Company had 760,250,000 shares of common stock issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2021 and 2020, are as follows:

	March 31,	March 31,
	2021	2020
Net operating loss carry forward	$(618,851)	$(529,060)
Tax Rate	21%	21%
Deferred tax asset	(129,958)	(111,102)
Less: Valuation allowance	129,958	111,102
Deferred tax asset	$-	$-

As of March 31, 2021, the Company had approximately $619,000 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire between 2034 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carried forward for twenty years, whereas NOLs generated after March 31, 2018 can be carried forward indefinitely.

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2021 are subject to review by the tax authorities.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation, no events have occurred that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management, consisting of officers and directors, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of March 31, 2021, our internal control over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name of directors and executive officers as of June 28, 2021:

Name	Age	Positions

Tham Soon Hua	68	Chief Executive Officer and Director

Ronald Paul Cartey	75	Director and Company Secretary

Shrikumar Vasant Mordekar	46	Chief Financial Officer and Director

Mr. Tham Soon Hua serves as our Chief Executive Officer and Director. Dr. Hua has more than 20 years of experience in sales and marketing industry. Prior to joining us in October 2019, Mr. Tham worked for Apex Mining Sdn. Bhd. as managing director since August 1997. From March 1995 to June 1996, Mr. Tham worked for Great Eastern Holdings Limited in Singapore as a corporate marketing manager. From June 1993 to February 1995, Mr. Tham worked for AIA Group Limited in Hong Kong as a corporate marketing manager. From January 1989 to May 1993, Mr. Tham worked for NZ Expertelligence Palmerston North as a consultant. From January 1982 to April 1989, Mr. Tham was a practice company secretarial & business advisory at Ho & Co in Malaysia. From July 1975 to December 1981, Mr. Tham worked for AIA Group Limited in Malaysia as a management trainee. Mr. Tham obtained his doctor of philosophy degree in business administration from Charisma University, Turks & Caicos Island and a higher diploma in commerce from Tunku Abdul Rahnam College in June 2017 and April 1978, respectively. Mr. Tham is a member of The Chartered Governance Institute (formerly known as The Institute of Chartered Secretaries & Administrators) in the United Kingdom since July 1982.

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

Mr. Shrikumar Vasant Mordekar serves as our chief financial officer and Director. Mr. Mordekar has more than 10 years of experience in information & communications technology industry including experience in public companies. Prior to joining us in October 2019, Mr. Mordekar worked for Ace Augment Limited as chief technical director from October 2018 to September 2019. From September 2013 to October 2018, Mr. Mordekar worked for Genband, Inc. as the Asia-Pacific regional director. From July 2009 to August 2013, Mr. Mordekar worked for Ventraq Corporation as the director for customer relations division. From May 2005 to July 2009, Mr. Mordekar worked for Acecomm Solutions Pte Ltd as the operations director. From March 2000 to May 2005, Mr. Mordekar worked for Intasys Corporation as was the software development manager. Mr. Mordekar obtained a bachelor’s degree of engineering major in production branch from the University of Mumbai, India, in April 1996. Mr. Mordekar also obtained a master’s degree in business administration (MBA), a master’s degree in information technology, and a master’s degree in Business from Griffith University, Australia, in April 1998, June 2000 and April 2007, respectively. Mr. Mordekar is a member of Australia Computer Society since May 1999.

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

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended March 31, 2021 or 2020. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Name and Position	Year	Cash Compensation	Other Compensation

Tham Soon Hua (1)	2020/2021	None	None
Ronald Paul Cartey (2)	2020/2021	None	None
Shrikumar Vasant Mordekar (3)	2020/2021	None	None

____________

(1)	Tham Soon Hua is our current Chief Executive Officer and Director.

(2)	Ronald Paul Cartey is our current Company Secretary and Director.

(3)	Shrikumar Vasant Mordekar is our current Chief Financial Officer and Director.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended March 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of June 28, 2021, with respect to the beneficial ownership of Xenous’s Common Stock by the officers and directors of Xenous, and each person known by Xenous to be the beneficial owner of more than 5% of Xenous’s outstanding shares of Common Stock. At March 31, 2021 and through the date of this filing, there were 760,250,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

During year ended March 31, 2021, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $84,165 to the Company for operating expenses.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors during the fiscal years ended March 31, 2021 and 2020:

	2021	2020
Audit fees	$13,000	$8,250
Audit related fees	200	-
Tax fees	-	-
Other fees	-	-
Total Fees	$13,200	$8,250

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

XENOUS HOLDINGS, INC.

DATED: June 29, 2021	By:	/s/ Dr. Mike Tham Soon Hua
Dr. Mike Tham Soon Hua
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mordekar Shrikumar Vasant
Mordekar Shrikumar Vasant
Chief Financial Officer (Principal Financial Officer)

