Form 10-Q
period 2021-06-30
Xenous Holdings, Inc.
filed 2021-08-23
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the issuer’s common stock outstanding as of August 20, 2021 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2021

Item 1. Financial Statements

XENOUS HOLDINGS, INC.

Condensed Balance Sheets

	June 30, 2021	March 31, 2021
LIABILITIES AND STOCKHOLDERS' DEFICIT	(Unaudited)	(Audited)
Current Liabilities
Accounts payable and accrued liabilities	$16,651	$11,756
Due to a related party	654,232	641,232
Total Current Liabilities	670,883	652,988

TOTAL LIABILITIES	670,883	652,988

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(981,683)	(963,788)
Total Stockholders' Deficit	(670,883)	(652,988)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2021	2020

OPERATING EXPENSES
General and administrative	$145	$11,269
Professional fees	17,750	32,000
	17,895	43,269

NET LOSS	$(17,895)	$(43,269)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

For the three months ended June 30, 2021 and June 30, 2020

(Unaudited)

					Total
	Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Amount	Deficiency	Deficit	Deficit

Balance - March 31, 2021	760,250,000	$760,250	$(449,450)	$(963,788)	$(652,988)

Net loss	-	-	-	(17,895)	(17,895)
Balance - June 30, 2021	760,250,000	$760,250	$(449,450)	$(981,683)	$(670,883)

					Total
	Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Amount	Deficiency	Deficit	Deficit

Balance - March 31, 2020	760,250,000	$760,250	$(449,450)	$(873,997)	$(563,197)

Net loss	-	-	-	(43,269)	(43,269)
Balance - June 30, 2020	760,250,000	$760,250	$(449,450)	$(917,266)	$(606,466)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,895)	$(43,269)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,895	3,144
Net cash used in operating activities	(13,000)	(40,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	13,000	40,125
Net cash provided by financing activities	13,000	40,125

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Notes to the Unaudited Condensed Financial Statements

June 30, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. The notes to the unaudited financial statements are condensed, as disclosures that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2021 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 29, 2021.

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

As of June 30, 2021 and 2020, the Company did not have any potentially dilutive securities.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $17,895 for the three months ended June 30, 2021. As of June 30, 2021, the Company has accumulated deficit of $981,683, and negative working capital of $670,883. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During three months ended June 30, 2021 and 2020, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $13,000 and $40,125, respectively, to the Company for operating expenses. As of June 30, 2021 and March 31, 2021, total amount due to Smartex Investment Ltd. was $654,232 and $641,232 respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2021 and March 31, 2021, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the three months ended June 30, 2021 or 2020. As of June 30, 2021 and March 31, 2021, the Company had 760,250,000 shares of common stock issued and outstanding.

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2021	2020	Changes

Operating Expenses	$17,895	$43,269	$(25,374)
Net Loss	$(17,895)	$(43,269)	$25,374

We had no operations during the three months ended June 30, 2021 and 2020, nor do we have operations as of the date of this filing. We had a net loss of $17,895 and $43,269 for the three months ended June 30, 2021 and 2020, respectively. The decrease was mainly attributable to the decrease in legal fees and filing fees incurred during the three months ended June 30, 2021.

Liquidity and Capital Resources

	As of	As of
	June 30,	March 31,
	2021	2021	Changes

Current Assets	$-	$-	$-
Current Liabilities	$670,883	$652,988	$17,895
Working Capital (Deficiency)	$(670,883)	$(652,988)	$(17,895)

As of June 30, 2021 and March 31, 2021, we had no current assets.

As of June 30, 2021 and March 31, 2021, our total liabilities were $670,883 and 652,988, respectively, which were current liabilities comprised of accounts payable, accrued liabilities, and related party advances.

Stockholders’ deficit was at $670,883 as of June 30, 2021 compared to deficit of $652,988 as of March 31, 2021.

We had no cash on hand as of June 30, 2021 or March 31, 2021 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $981,683 as of June 30, 2021, compared to accumulated deficit of $963,788 as of March 31, 2021.

As of June 30, 2021, we had a working capital deficit of $670,883 compared with a working capital deficit of $652,988 as of March 31, 2021. The increase in working capital deficit was attributed to an increase in amount due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company and an increase in accounts payable and accrued liabilities.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2021	2019	Changes

Net cash used in operating activities	$(13,000)	$(40,125)	$27,125
Net cash provided by financing activities	$13,000	$40,125	$(27,125)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the three months ended June 30, 2021, net cash flows used in operating activities was $13,000. The net cash used in operating activities for the three months ended June 30, 2021 was attributed to a net loss of $17,895, decreased by an increase in accounts payable and accrued liabilities of $4,895.

For the three months ended June 30, 2020, net cash flows used in operating activities was $40,125. The net cash used in operating activities for the three months ended June 30, 2020 was attributed to a net loss of $43,269, decreased by an increase in accounts payable and accrued liabilities of $3,144.

Cash Flow from Investing Activities

During the three months ended June 30, 2021 and 2020, we had no investing activities.

Cash Flow from Financing Activities

We have financed our operations primarily from advances and loans from Smartex Investment Ltd., majority shareholder of the Company.

For the three months ended June 30, 2021 and 2020, net cash from financing activities was $13,000 and $40,125, respectively.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the year ended March 31, 2021, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

XENOUS HOLDINGS, INC.

DATED: August 23, 2021	By:	/s/ Dr. Mike Tham Soon Hua
Dr. Mike Tham Soon Hua
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mordekar Shrikumar Vasant
Mordekar Shrikumar Vasant
Treasurer (Principal Financial Officer)

