Form 10-Q
period 2021-09-30
Xenous Holdings, Inc.
filed 2022-02-25
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-55512

XENOUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0363526
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 1120, 11th Floor, Peninsula Centre,

67 Mody Road

Tsim Sha Tsui, East Kowloon

Hong Kong

(Address of principal executive offices)

+852 6464-2017

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

The number of shares of the issuer’s common stock outstanding as of February 22, 2022 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2021

Item 1. Financial Statements

XENOUS HOLDINGS, INC.

Condensed Balance Sheets

	September 30, 2021	March 31, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets
Prepaid expenses	$288	$-
Total Current Assets	288	-

TOTAL ASSETS	$288	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$26,997	$11,756
Due to a related party	658,043	641,232
Total Current Liabilities	685,040	652,988

TOTAL LIABILITIES	685,040	652,988

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(995,552)	(963,788)
Total Stockholders' Deficit	(684,752)	(652,988)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$288	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

OPERATING EXPENSES
General and administrative	$289	$144	$434	$11,413
Professional fees	13,580	10,500	31,330	42,500
	13,869	10,644	31,764	53,913

NET LOSS	$(13,869)	$(10,644)	$(31,764)	$(53,913)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000	760,250,000	760,250,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

For the six months and three months ended September 30, 2021 and September 30, 2020

(Unaudited)

	Common Stock				Total
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Stockholders' Deficit

Balance - March 31, 2021	760,250,000	$760,250	$(449,450)	$(963,788)	$(652,988)

Net loss	-	-	-	(17,895)	(17,895)
Balance - June 30, 2021	760,250,000	$760,250	$(449,450)	$(981,683)	$(670,883)

Net loss	-	-	-	(13,869)	(13,869)
Balance - September 30, 2021	760,250,000	$760,250	$(449,450)	$(995,552)	$(684,752)

	Common Stock				Total
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Stockholders' Deficit

Balance - March 31, 2020	760,250,000	$760,250	$(449,450)	$(873,997)	$(563,197)

Net loss	-	-	-	(43,269)	(43,269)
Balance - June 30, 2020	760,250,000	$760,250	$(449,450)	$(917,266)	$(606,466)

Net loss	-	-	-	(10,644)	(10,644)
Balance - September 30, 2020	760,250,000	$760,250	$(449,450)	$(927,910)	$(617,110)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,764)	$(53,913)
Changes in operating assets and liabilities:
Prepaid expenses	(288)	-
Accounts payable and accrued liabilities	15,241	4,788
Net cash used in operating activities	(16,811)	(49,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	16,811	49,125
Net cash provided by financing activities	16,811	49,125

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Notes to the Unaudited Condensed Financial Statements

September 30, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. The notes to the unaudited financial statements are condensed, as disclosures that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2021 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 29, 2021.

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

As of September 30, 2021 and 2020, the Company did not have any potentially dilutive securities.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $31,764 for the six months ended September 30, 2021. As of September 30, 2021, the Company has accumulated deficit of $995,552, and negative working capital of $684,752. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During six months ended September 30, 2021 and 2020, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $16,811 and $49,125, respectively, to the Company for operating expenses. As of September 30, 2021 and March 31, 2021, total amount due to Smartex Investment Ltd. was $658,043 and $641,232 respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2021 and March 31, 2021, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the six months ended September 30, 2021 or 2020. As of September 30, 2021 and March 31, 2021, the Company had 760,250,000 shares of common stock issued and outstanding.

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

Results of Operations

Three Months Ended September 30, 2021 and 2020

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2021	2020	Changes

Operating Expenses	$13,869	$10,644	$3,225
Net Loss	$(13,869)	$(10,644)	$(3,225)

We had no operations during the three months ended September 30, 2021 or 2020, nor do we have operations as of the date of this filing. We had a net loss of $13,869 and $10,644 for the three months ended September 30, 2021 and 2020, respectively. The increase in net loss was mainly attributable to the increase in professional fees incurred during the three months ended September 30, 2021. Professional fees were $13,580 and $10,500 for the three months ended September 30, 2021 and 2020, respectively.

Six Months Ended September 30, 2021 and 2020

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2021	2020	Changes

Operating Expenses	$31,764	$53,913	$(22,149)
Net Loss	$(31,764)	$(53,913)	$22,149

We had no operations during the six months ended September 30, 2021 or 2020, nor do we have operations as of the date of this filing. We had a net loss of $31,764 and $53,913 for the six months ended September 30, 2021 and 2020, respectively. The decrease in net loss was mainly attributable to the decrease in professional fees incurred during the six months ended September 30, 2021. Professional fees were $31,330 and $42,500 for the six months ended September 30, 2021 and 2020, respectively. The decrease in professional expenses was mainly attributable to the decrease in legal fees, accounting and audit fees.

Liquidity and Capital Resources

	As of	As of
	September 30,	March 31,
	2021	2021	Changes

Current Assets	$288	$-	$288
Current Liabilities	$685,040	$652,988	$32,052
Working Capital (Deficiency)	$(684,752)	$(652,988)	$(31,764)

As of September 30, 2021 and March 31, 2021, we had no current assets.

As of September 30, 2021 and March 31, 2021, our total liabilities were $685,040and $652,988, respectively, which were current liabilities comprised of accounts payable, accrued liabilities, and related party advances.

Stockholders’ deficit was at $684,752 as of September 30, 2021 compared to deficit of $652,988 as of March 31, 2021.

We had no cash on hand as of September 30, 2021 or March 31, 2021 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $995,552  as of September 30, 2021, compared to accumulated deficit of $963,788 as of March 31, 2021.

As of September 30, 2021, we had a working capital deficit of $684,752 compared with a working capital deficit of $652,988 as of March 31, 2021. The increase in working capital deficit was primarily attributed to the increase in amount due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company.

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2021	2020	Changes

Net cash used in operating activities	$(16,811)	$(49,125)	$32,314
Net cash provided by financing activities	$16,811	$49,125	$(32,314)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the six months ended September 30, 2021, net cash flows used in operating activities was $16,811. The net cash used in operating activities for the six months ended September 30, 2021 was attributed to a net loss of $31,764, increased by an increase in prepaid expenses of $288 and decreased by an increase in accounts payable and accrued liabilities of $15,241.

For the six months ended September 30, 2020, net cash flows used in operating activities was $49,125. The net cash used in operating activities for the six months ended September 30, 2020 was attributed to a net loss of $53,913, decreased by an increase in accounts payable and accrued liabilities of $4,788.

Cash Flow from Investing Activities

During the six months ended September 2021 and 2020, we had no investing activities.

Cash Flow from Financing Activities

We have financed our operations primarily from advances and loans from Smartex Investment Ltd., majority shareholder of the Company.

For the six months ended September 30, 2021 and 2020, net cash from financing activities was $16,811 and $49,125, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Secretary concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

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

XENOUS HOLDINGS, INC.

DATED: February 25, 2022	By:	/s/ Jonathan Chan Ye Earn
Jonathan Chan Ye Earn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mak Jee Wan
Mak Jee Wan
Treasurer (Principal Financial Officer)

