Form 10-Q
period 2021-12-31
Xenous Holdings, Inc.
filed 2022-03-15
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares of the issuer’s common stock outstanding as of March 9, 2022 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended December 31, 2021

Item 1. Financial Statements

XENOUS HOLDINGS, INC.

Condensed Balance Sheets

	December 31, 2021	March 31, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets
Prepaid expenses	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$40,353	$11,756
Due to a related party	658,043	641,232
Total Current Liabilities	698,396	652,988

TOTAL LIABILITIES	698,396	652,988

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(1,009,196)	(963,788)
Total Stockholders' Deficit	(698,396)	(652,988)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020

OPERATING EXPENSES
General and administrative	$144	$145	$578	$11,558
Professional fees	13,500	19,488	44,830	61,988
Operating Expenses Total	13,644	19,633	45,408	73,546

NET LOSS	$(13,644)	$(19,633)	$(45,408)	$(73,546)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000	760,250,000	760,250,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

For the nine months and three months ended December 31, 2021 and December 31, 2020

(Unaudited)

Nine months ended December 31, 2021

					Total
	Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Amount	Deficiency	Deficit	Deficit

Balance - March 31, 2021	760,250,000	$760,250	$(449,450)	$(963,788)	$(652,988)

Net loss	-	-	-	(17,895)	(17,895)
Balance - June 30, 2021	760,250,000	$760,250	$(449,450)	$(981,683)	$(670,883)

Net loss	-	-	-	(13,869)	(13,869)
Balance - September 30, 2021	760,250,000	$760,250	$(449,450)	$(995,552)	$(684,752)

Net loss	-	-	-	(13,644)	(13,644)
Balance - December 31, 2021	760,250,000	$760,250	$(449,450)	$(1,009,196)	$(698,396)

 Nine months ended December 31, 2020

					Total
	Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Amount	Deficiency	Deficit	Deficit

Balance - March 31, 2020	760,250,000	$760,250	$(449,450)	$(873,997)	$(563,197)

Net loss	-	-	-	(43,269)	(43,269)
Balance - June 30, 2020	760,250,000	$760,250	$(449,450)	$(917,266)	$(606,466)

Net loss	-	-	-	(10,644)	(10,644)
Balance - September 30, 2020	760,250,000	$760,250	$(449,450)	$(927,910)	$(617,110)

Net loss	-	-	-	(19,633)	(19,633)
Balance - December 31, 2020	760,250,000	$760,250	$(449,450)	$(947,543)	$(636,743)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31,	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,408)	$(73,546)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	28,597	10,744
Net cash used in operating activities	(16,811)	(62,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	16,811	62,802
Net cash provided by financing activities	16,811	62,802

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Notes to the Unaudited Condensed Financial Statements

December 31, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. The notes to the unaudited financial statements are condensed, as disclosures that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2021 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 29, 2021.

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

As of December 31, 2021 and 2020, the Company did not have any potentially dilutive securities.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $45,408 for the nine months ended December 31, 2021. As of December 31, 2021, the Company has accumulated deficit of $1,009,196, and negative working capital of $698,396. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During nine months ended December 31, 2021 and 2020, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $16,811 and $62,802, respectively, to the Company for operating expenses. As of December 31, 2021 and March 31, 2021, total amount due to Smartex Investment Ltd. was $658,043 and $641,232 respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2021 and March 31, 2021, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the nine months ended December 31, 2021 or 2020. As of December 31, 2021 and March 31, 2021, the Company had 760,250,000 shares of common stock issued and outstanding.

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

Results of Operations

Three Months Ended December 31, 2021 and 2020

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2021	2020	Changes

Operating Expenses	$13,644	$19,633	$(5,989)
Net Loss	$(13,644)	$(19,633)	$5,989

We had no operations during the three months ended December 31, 2021 or 2020, nor do we have operations as of the date of this filing. We had a net loss of $13,644 and $19,633 for the three months ended December 31, 2021 and 2020, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the three months ended December 31, 2021. Professional fees were $13,500 and $19,488 for the three months ended December 31, 2021 and 2020, respectively.

Nine Months Ended December 31, 2021 and 2020

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2021	2020	Changes

Operating Expenses	$45,408	$73,546	$(28,138)
Net Loss	$(45,408)	$(73,546)	$28,138

We had no operations during the nine months ended December 31, 2021 or 2020, nor do we have operations as of the date of this filing. We had a net loss of $45,408 and $73,546 for the nine months ended December 31, 2021 and 2020, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the nine months ended December 31, 2021. Professional fees were $44,830 and $61,988 for the nine months ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

	As of	As of
	December 31,	March 31,
	2021	2021	Changes

Current Assets	$-	$-	$-
Current Liabilities	$698,396	$652,988	$45,408
Working Capital (Deficiency)	$(698,396)	$(652,988)	$(45,408)

As of December 31, 2021 and March 31, 2021, we had no current assets.

As of December 31, 2021 and March 31, 2021, our total liabilities were $698,396 and $652,988, respectively, which were current liabilities comprised of accounts payable, accrued liabilities, and related party advances.

Stockholders’ deficit was at $698,396 as of December 31, 2021 compared to deficit of $652,988 as of March 31, 2021.

We had no cash on hand as of December 31, 2021 or March 31, 2021 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $1,009,196 as of December 31, 2021, compared to accumulated deficit of $963,788 as of March 31, 2021.

As of December 31, 2021, we had a working capital deficit of $698,396 compared with a working capital deficit of $652,988 as of March 31, 2021. The increase in working capital deficit was attributed to an increase in amount due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company and an increase in accounts payable and accrued liabilities.

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2021	2020	Changes

Net cash used in operating activities	$(16,811)	$(62,802)	$45,991
Net cash provided by financing activities	$16,811	$62,802	$(45,991)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the nine months ended December 31, 2021, net cash flows used in operating activities was $16,811. The net cash used in operating activities for the nine months ended December 31, 2021 was attributed to a net loss of $45,408, decreased by an increase in accounts payable and accrued liabilities of $28,597.

For the nine months ended December 31, 2020, net cash flows used in operating activities was $62,802. The net cash used in operating activities for the nine months ended December 31, 2020 was attributed to a net loss of $73,546, decreased by an increase in accounts payable and accrued liabilities of $10,744.

Cash Flow from Investing Activities

During the nine months ended December 31, 2021 and 2020, we had no investing activities.

Cash Flow from Financing Activities

We have financed our operations primarily from advances and loans from Smartex Investment Ltd., majority shareholder of the Company.

For the nine months ended December 31, 2021 and 2020, net cash from financing activities was $16,811 and $62,802, respectively.

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

XENOUS HOLDINGS, INC.

DATED: March 15, 2022	By:	/s/ Jonathan Chan Ye Earn
Jonathan Chan Ye Earn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mak Jee Wan
Mak Jee Wan
Treasurer (Principal Financial Officer)

