Form 10-K
period 2022-03-31
Xenous Holdings, Inc.
filed 2022-06-29
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-55512

Xenous Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0363526
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 1120, 11th Floor, Peninsula Centre

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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of September 30, 2021 was $5,522,227.

The number of shares of the issuer’s common stock outstanding as of June 21, 2022 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-K

Fiscal Year Ended March 31, 2022

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

Amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desire to utilize us as a means of going public. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock and result in substantial dilution to current shareholders.

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

ITEM 2. PROPERTIES

The Company uses office space at Room 1120, 11th Floor, Peninsula Centre, 67 Mody Road, Tsim Sha Tsui, East Kowloon, Hong Kong.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Xenous Holdings, Inc.’s Common Stock is currently quoted on the OTC Pink Sheets under the symbol “XITO.”

Xenous Holdings, Inc. has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act. Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144. As of March 31, 2022, Xenous Holdings, Inc. had 760,250,000 shares of common stock issued and outstanding, all of which were issued more than twelve months ago. All of these shares would generally be available for resale. Currently, Rule 144 would not be available for 707,050,000 of those shares until at least one year after a merger with an operating company or the creation of business operations by the Company and the filing of an 8-K containing certain information required in a Form 10 filing. As such timing of the availability of resale exemptions for these shares is unknown and currently they are not available for resale under Rule 144. When the shares potentially become available for resale, there could be a depressive effect of any market that may develop for the Company’s common stock given the amount of shares that would be available for resale versus the number currently available.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Xenous did not sell shares of its common stock or preferred stock during the year ended March 31, 2022, or subsequently through the date of this filing.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended March 31, 2022 from the sale of registered securities.

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

Results of Operations

Years Ended March 31, 2022 and March 31, 2021

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2022	2021	Changes

Operating Expenses	$64,714	$89,791	$(25,077)
Net Loss	$(64,714)	$(89,791)	$25,077

We had no operations during the year ended March 31, 2022 and 2021, nor do we have operations as of the date of this filing. We had a net loss of $64,714 and $89,791 for the year ended March 31, 2022 and 2021, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the year ended March 31, 2022. Professional fees were $63,990 and $78,088 for the year ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

	As of	As of
	March 31,	March 31,
	2021	2021	Changes

Current Asset	$72	$-	$72
Current Liabilities	$717,774	$652,988	$64,786
Working Capital (Deficiency)	$(717,702)	$(652,988)	$(64,714)

We had no asset as of March 31, 2022 and March 31, 2021.

As of March 31, 2022 and March 31, 2021, our total liabilities were $717,774 and $652,988, respectively.

Stockholders’ deficit was at $717,702 as of March 31, 2022 compared to deficit of $652,988 as of March 31, 2021.

As of March 31, 2022, we had a working capital deficit of $717,702 compared with a working capital deficit of $652,988 as of March 31, 2021. The increase in working capital deficit was primarily attributed to the increase in amount due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company.

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2022	2021	Changes

Net cash used in operating activities	$(58,385)	$(84,165)	$25,780
Net cash provided by financing activities	$58,385	$84,165	$(25,780)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the year ended March 31, 2022, net cash flows used in operating activities was $58,385 The net cash used in operating activities for the year ended March 31, 2022 was attributed to a net loss of $64,714, increased by an increase in prepaid expenses of $72 and decreased by an increase in accounts payable and accrued liabilities of $6,401.

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

For the year ended March 31, 2022 and March 31, 2021, net cash from financing activities was $58,385 and $84,165 from advancement from Smartex Investment Ltd., the majority shareholder of the Company, respectively.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the year ended March 31, 2022, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

ITEM 8. FINANCIAL STATEMENTS ADD SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of  Xenous Holdings, Inc.

Suite 20.03, Plaza 138, Jalan Ampang, Kuala Lumpur, Malaysia, 50450.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xenous Holdings, Inc. (the ‘Company’) as of March 31, 2022 and 2021, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the each of two years in the year ended of March 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of two years in the year ended March 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Kuala Lumpur, Malaysia

June 28, 2022

XENOUS HOLDINGS, INC.

Balance Sheets

	March 31, 2022	March 31, 2021
ASSET
Current Asset
Prepaid expenses	$72	$-
Total Current Asset	72	-

TOTAL ASSET	$72	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$18,157	$11,756
Due to a related party	699,617	641,232
Total Current Liabilities	717,774	652,988

TOTAL LIABILITIES	717,774	652,988

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(1,028,502)	(963,788)
Total Stockholders' Deficit	(717,702)	(652,988)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$72	$-

The accompanying notes are an integral part of these audited financial statements.

F-4

XENOUS HOLDINGS, INC.

Statements of Operations

	For the Year Ended
	March 31,	March 31,
	2022	2021

OPERATING EXPENSES
General and administrative	$724	$11,703
Professional fees	63,990	78,088
	64,714	89,791

NET LOSS	$(64,714)	$(89,791)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000

 The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Statements of Changes in Stockholders’ Deficit

For the year ended March 31, 2022 and 2021

					Total
	Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Amount	Deficiency	Deficit	Deficit

Balance - March 31, 2020	760,250,000	$760,250	$(449,450)	$(873,997)	$(563,197)

Net loss	-	-	-	(89,791)	(89,791)
Balance - March 31, 2021	760,250,000	$760,250	$(449,450)	$(963,788)	$(652,988)

Net loss	-	-	-	(64,714)	(64,714)
Balance - March 31, 2022	760,250,000	$760,250	$(449,450)	$(1,028,502)	$(717,702)

The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Statements of Cash Flows

	For the Year Ended
	March 31,	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,714)	$(89,791)
Changes in operating asset and liabilities:
Prepaid expenses	(72)	-
Accounts payable and accrued liabilities	6,401	5,626
Net cash used in operating activities	(58,385)	(84,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	58,385	84,165
Net cash provided by financing activities	58,385	84,165

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Notes to the Audited Financial Statements

March 31, 2022

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

As of March 31, 2022 and March 31, 2021, the Company did not have any potentially dilutive securities.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2022, there were no unrecognized tax benefits. (see Note 6).

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We adopted the new standard effective April 1, 2021 and there was no material impact on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $64,714 for the year ended March 31, 2022. As of March 31, 2022, the Company has accumulated deficit of $1,028,502, and negative working capital of $717,702. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its  major shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During the year ended March 31, 2022 and 2021, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $58,385 and $84,165, respectively, to the Company for operating expenses. As of March 31, 2022 and March 31, 2021, total amount due to Smartex Investment Ltd. was $699,617 and $641,232 respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2022 and March 31, 2021, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the year ended March 31, 2022 and 2021. As of March 31, 2022 and March 31, 2021, the Company had 760,250,000 shares of common stock issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2022 and 2021, are as follows:

	March 31,	March 31,
	2022	2021
Net operating loss carryforward	$(683,565)	$(618,851)
Tax Rate	21%	21%
Deferred tax asset	(143,548)	(129,958)
Less: Valuation allowance	143,548	129,958
Deferred tax asset	$-	$-

As of March 31, 2022, the Company had approximately $684,000 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire between 2034 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carried forward for twenty years, whereas NOLs generated after March 31, 2018 can be carried forward indefinitely.

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2022 are subject to review by the tax authorities.

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

Our management, consisting of officers and directors, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of March 31, 2022, our internal control over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name of directors and executive officers as of June 21, 2021:

Name	Age	Positions

Tang Wai Kee	61	Chairman and Director

Jonathan Chan Ye Earn	36	Chief Executive Officer and Director

Stephanie Mak	41	Chief Financial Officer and Director

Mr. Tang Wai Kee serves as our chairman of the board of directors and a Director. Mr. Tang has more than 30 years of experience in the finance industry. Prior to joining us, Mr. Tang worked for Xin Tian Dou Asset Management Limited since June 2019 as the chief executive officer and an independent nonexecutive director of AsiaPac Financial Investment Company Limited (HKEx: 8193) since September 2017. From June 2011 to May 2019, Mr. Tang worked for various Securities Finance Commission licensed corporations in a top management role in Hong Kong, namely, the Thunder Capital Limited, Dakin Asset Management Limited, China Finance KAB Asset Management Limited and Goldenway Investments (HK) Limited. Mr. Tang obtained his Master of Science degree in financial economics from SOAS University of London in February 1995 and his bachelor’s degree in Biology from the Chinese University of Hong Kong in May 1983. Currently, Mr. Tang is the vice president of the Financial Technical Analysts Association, a branch of The International Federation of Technical Analysts in the Greater China region since May 2015. Mr. Tang is also an individual member of the Global Association of Risk Professionals since September 2021, a permanent member of Hong Kong Stockbrokers Association Ltd since 1996 and an individual member of the Market Technician Association since January 2020.

Mr. Jonathan Chan Ye Earn serves as our chief executive officer and a Director. Since September 2018, Mr. Chan has been serving as the firm's partner of Messrs Anya Tan, Jon Chan & Co before renaming the firm to Messrs Jonathan & Joshua from July 2020 till current, a law firm in Malaysia. From January 2017 to September 2018, Mr. Chan served as legal associate of Messrs Ng, Gan & Partners, a law firm in Malaysia. Mr. Chan obtained his Bachelor of Laws from the University of Hertfordshire in the United Kingdom in 2014 and his Malaysian Certified of Legal Practice in 2015.

Ms. Stephanie Mak serves as our chief financial officer and a Director. Since May 2011, Ms. Stephanie Mak has been the deputy chief finance officer of Konsortium Multimedia Swasta Sdn Bhd. A company which provide internet based services and offers online booking, conducting examinations, summons checking, and identifying the bankruptcy status. Ms. Stephanie Mak has been a chartered accountant of the Malaysia Institute of Accountants.

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

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended March 31, 2022 or 2021. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Name and Position	Year	Cash Compensation	Other Compensation

Jonathan Chan Ye Earn (1)	February 15, 2022 to March 31, 2022	None	None
Tang Wai Kee (2)	February 15, 2022 to March 31, 2022	None	None
Stephanie Mak (3)	February 18, 2022 to March 31, 2022	None	None
Tham Soon Hua(4)	April 1, 2021 to February 15, 2022	None	None
Ronald Paul Cartey(5)	April 1, 2021 to February 18, 2022	None	None
Shrikumar Vasant Mordekar(6)	April 1, 2021 to February 18, 2022	None	None

____________

(1)	Jonathan Chan Ye Earn is our current Chief Executive Officer and Director.

(2)	Tang Wai Kee is our current Chairman and Director.

(3)	Stephanie Mak is our current Chief Financial Officer and Director.

(4)	Tham Soon Hua was our current Chief Executive Officer and Director. Mr. Hua resigned from his positions on February 15, 2022.

(5)	Ronald Paul Cartey was our current Company Secretary and Director. Mr. Cartey resigned from his positions on February 18, 2022.

(6)	Shrikumar Vasant Mordekar was our current Chief Financial Officer and Director. Mr. Mordekar resigned from his positions on February 18, 2022.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended March 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of June 21, 2022, with respect to the beneficial ownership of Xenous’s Common Stock by the officers and directors of Xenous, and each person known by Xenous to be the beneficial owner of more than 5% of Xenous’s outstanding shares of Common Stock. At March 31, 2022 and through the date of this filing, there were 760,250,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

Name and Address	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Principal Stockholders

5% or Greater Shareholders:
Smartex Investments Ltd.
Unit 18-02 Level 18 Menara K1 Lorong 3/137C Off, Kuala Lumpur, Malaysia 58200	622,194,316	81.84%

Directors and Officers:

Tang Wai Kee	-	-
Room 1120, 11th Floor, Peninsula Centre, 67 Mody Road, Tsim Sha Tsui, East Kowloon, Hong Kong

Jonathan Chan Ye Earn	-	-
Room 1120, 11th Floor, Peninsula Centre, 67 Mody Road, Tsim Sha Tsui, East Kowloon, Hong Kong

Stephanie Mak	-	-
Room 1120, 11th Floor, Peninsula Centre, 67 Mody Road, Tsim Sha Tsui, East Kowloon, Hong Kong

Officers and Directors as a Group (3 persons)	-	-

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended March 31, 2022 and 2021, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $58,385 and $84,165, respectively, to the Company for operating expenses.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors during the fiscal years ended March 31, 2022 and 2021:

	2022	2021
Audit fees	$4,000	$4,000
Audit related fees	4,500	4,500
Tax fees	-	-
Other fees	-	-
Total Fees	$8,500	$8,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

Exhibits:

31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENOUS HOLDINGS, INC.

DATED: June 28, 2022	By:	/s/ Jonathan Chan Ye Earn
Jonathan Chan Ye Earn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephanie Mak
Stephanie Mak
Chief Financial Officer (Principal Financial Officer)

