Form 10-Q
period 2022-09-30
Xenous Holdings, Inc.
filed 2022-11-04
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

+852 6464-2017(Registrant’s telephone number)

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

The number of shares of the issuer’s common stock outstanding as of November 1, 2022 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2022

Item 1. Financial Statements

XENOUS HOLDINGS, INC.

Balance Sheets

	September 30, 2022	March 31, 2022
	(Unaudited)	(Audited)
ASSET
Current Asset
Prepaid expenses	$-	$72
Total Current Asset	-	72

TOTAL ASSET	$-	$72

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,282	$18,157
Due to a related party	734,047	699,617
Total Current Liabilities	743,329	717,774

TOTAL LIABILITIES	743,329	717,774

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(1,054,129)	(1,028,502)
Total Stockholders' Deficit	(743,329)	(717,702)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$72

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

OPERATING EXPENSES
General and administrative	$72	$289	$217	$434
Professional fees	13,580	13,580	25,410	31,330
	13,652	13,869	25,627	31,764

NET LOSS	$(13,652)	$(13,869)	$(25,627)	$(31,764)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000	760,250,000	760,250,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Statements of Changes in Stockholders’ Deficit

For the six months and three months ended September 30, 2022 and 2021

(Unaudited)

Six months and three months ended September 30, 2022

					Total
	Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Amount	Deficiency	Deficit	Deficit

Balance - March 31, 2022	760,250,000	$760,250	$(449,450)	$(1,028,502)	$(717,702)

Net loss	-	-	-	(11,975)	(11,975)
Balance - June 30, 2022	760,250,000	$760,250	$(449,450)	$(1,040,477)	$(729,677)

Net loss	-	-	-	(13,652)	(13,652)
Balance - September 30, 2022	760,250,000	$760,250	$(449,450)	$(1,054,129)	$(743,329)

Six months and three months ended September 30, 2021

					Total
	Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Amount	Deficiency	Deficit	Deficit

Balance - March 31, 2021	760,250,000	$760,250	$(449,450)	$(963,788)	$(652,988)

Net loss	-	-	-	(17,895)	(17,895)
Balance - June 30, 2021	760,250,000	$760,250	$(449,450)	$(981,683)	$(670,883)

Net loss	-	-	-	(13,869)	(13,869)
Balance - September 30, 2021	760,250,000	$760,250	$(449,450)	$(995,552)	$(684,752)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,627)	$(31,764)
Changes in operating assets and liabilities:
Prepaid expenses	72	(288)
Accounts payable and accrued liabilities	(8,875)	15,241
Net cash used in operating activities	(34,430)	(16,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	34,430	16,811
Net cash provided by financing activities	34,430	16,811

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Notes to the Unaudited Condensed Financial Statements

September 30, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending March 31, 2023. The notes to the unaudited financial statements are condensed, as disclosures that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2022 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 29, 2022.

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

As of September 30, 2022 and September 30, 2021, the Company did not have any potentially dilutive securities.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

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

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $25,627 for the six months ended September 30, 2022. As of September 30, 2022, the Company has accumulated deficit of $1,054,129,  negative cash flow of $34,430 and negative working capital of $743,329. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its  major shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During the six months ended September 30, 2022 and 2021, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $34,430 and $16,811, respectively, to the Company for operating expenses. As of September 30, 2022 and March 31, 2022, total amount due to Smartex Investment Ltd. was $734,047 and $699,617 respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2022 and March 31, 2022, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the six months ended September 30, 2022 and 2021. As of September 30, 2022 and March 31, 2022, the Company had 760,250,000 shares of common stock issued and outstanding.

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

Results of Operations

Three Months Ended September 30, 2022 and 2021

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2022	2021	Changes

Operating Expenses	$13,652	$13,869	$(217)
Net Loss	$(13,652)	$(13,869)	$217

We had no operations during the three months ended September 30, 2022 or 2021, nor do we have operations as of the date of this filing. We had a net loss of $13,652 and $13,869 for the three months ended September 30, 2022 and 2021, respectively.

Six Months Ended September 30, 2022 and 2021

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2022	2021	Changes

Operating Expenses	$25,627	$31,764	$(6,137)
Net Loss	$(25,627)	$(31,764)	$6,137

We had no operations during the six months ended September 30, 2022 or 2021, nor do we have operations as of the date of this filing. We had a net loss of $25,627 and $31,764 for the six months ended September 30, 2022 and 2021, respectively. The decrease in net loss was mainly attributable by the decrease in professional fees.

Liquidity and Capital Resources

	As of	As of
	September 30,	March 31,
	2022	2022	Changes

Current Asset	$-	$72	$(72)
Current Liabilities	$743,329	$717,774	$25,555
Working Capital (Deficiency)	$(743,329)	$(717,702)	$(25,627)

As of September 30, 2022 and March 31, 2022, we had no current asset.

As of September 30, 2022 and March 31, 2022, our total liabilities were $743,329 and $717,774, respectively, which were current liabilities comprised of accounts payable, accrued liabilities, and related party advances.

Stockholders’ deficit was at $743,329 as of September 30, 2022, compared to deficit of $717,702 as of March 31, 2022.

We had no cash on hand as of September 30, 2022 or March 31, 2022 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $1,054,129 as of September 30, 2022, compared to accumulated deficit of $1,028,502 as of March 31, 2022.

As of September 30, 2022, we had a working capital deficit of $743,329 compared with a working capital deficit of $717,702 as of March 31, 2022. The increase in working capital deficit was attributed to an increase in due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company.

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2022	2021	Changes

Net cash used in operating activities	$(34,430)	$(16,811)	$(17,619)
Net cash provided by financing activities	$34,430	$16,811	$17,619
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the six months ended September 30, 2022, net cash flows used in operating activities was $34,430. The net cash used in operating activities for the six months ended September 30, 2022 was attributed to a net loss of $25,627, increased by a decrease in prepaid expenses of $72, and decreased by a decrease in accounts payable and accrued liabilities of $8,875.

For the six months ended September 30, 2021, net cash flows used in operating activities was $16,811. The net cash used in operating activities for the six months ended September 30, 2021 was attributed to a net loss of $31,764, increased by an increase in prepaid expenses of $288, and decreased by an increase in accounts payable and accrued liabilities of $15,241.

Cash Flow from Investing Activities

During the six months ended September 30, 2022 and 2021, we had no investing activities.

Cash Flow from Financing Activities

We have financed our operations primarily from advances and loans from Smartex Investment Ltd., majority shareholder of the Company.

For the six months ended September 30, 2022 and 2021, net cash from financing activities was $34,430 and $16,811, respectively.

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

XENOUS HOLDINGS, INC.

DATED: November 4, 2022	By:	/s/ Jonathan Chan Ye Earn
Jonathan Chan Ye Earn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephanie Mak
Stephanie Mak
Chief Financial Officer (Principal Financial Officer)

