Form 10-K
period 2023-03-31
Xenous Holdings, Inc.
filed 2023-06-28
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of September 30, 2022 was $897,362.

The number of shares of the issuer’s common stock outstanding as of June 22, 2023 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-K

Fiscal Year Ended March 31, 2023

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

Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 with the SEC, along with required audited, interim and pro forma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the amendments to Rule 144 adopted by the SEC, effective on February 15, 2008, limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions. These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized “shell company” until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse reorganizations or mergers.

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

Recent Developments

On November 11, 2022, the Company entered into a Memorandum of Understanding with Dadvance Agarwood Alpha Sdn Bhd (“Dadvance”), a company primarily engaged in the plantations, inoculations, cultivations, manufacturing, marketing, trading and conducting research and development of agricultural commodities in relation to Aquilaria trees and its related products with their headquarter based in Malaysia. The Company will be conducting full financial and legal due diligence of Dadvance and, if the due diligence is satisfactory, negotiate the definite acquisition agreement with Dadvance and its shareholders. The Board of Directors will not proceed with the acquisition unless an independent fairness opinion regarding fairness of the acquisition is obtained. The Company engaged YYC Advisors, a Malaysian accounting and financial advisory to conduct independent valuation on the targeted Malaysia planation company. The Company engaged Eastnaga Capital Fund Ltd as an advisor and manager for corporate strategy.

On December, 1 2022, Messrs. YYC has completed their valuation on Dadvance, with an estimated valuation of approximately $20 million (the “Valuation Report”) using the discounted cash flow valuation method. Dadvance is currently managing a 150 acres land located in Pahang, Malaysia for the planting, inoculating and harvesting of approximately 101,000 Aquilaria trees. The Valuation Report also estimated that the valuation will be increased to approximately $76 million within the next 3 to 4 years upon the completion of inoculation and harvesting of the Aquilaria trees. Building upon the favorable valuation provided by Messrs. YYC, the Company is actively pursuing the acquisition of Dadvance. Since our initial announcement in November 2022, Dadvance has made substantial strides, propelled by the execution of multiple agreements. Notably, on February 2, 2023, Dadvance solidified an exclusive distribution agreement with Tropical Extracts Sdn. Bhd. ("Tropical"), by appointing them as the exclusive distributor and proficient marketing agent for Dadvance's products in the European Market.

Concurrently, Dadvance has proactively initiated discussions with several reputable entities from the Middle East and the Gulf Region to facilitate the distribution and supply of their coveted Agarwood Oil Extracts within the region wherein the discerning industry leaders have conducted meticulous sample testing on Dadvance's oil products, duly recognizing and accepting their impeccable quality. Ongoing negotiations are currently underway to establish a mutually beneficial agreement to supply certain products from Dadvance's product portfolio.

With the growing demand serving as a catalyst, Dadvance has astutely placed an order for an estimated 100 units of distillers from certain suppliers to be delivered in batches. This strategic move is specifically tailored to fulfill the escalating orders emanating from both the European and Middle Eastern markets, allowing Dadvance to effectively meet the evolving needs of its valued clientele.

In pursuit of additional validation, Dadvance has diligently submitted its oil for comprehensive lab testing at the esteemed Bioaromatic Research Centre of Universiti Malaysia Pahang and are thrilled to announce that the ensuing report, dated February 17, 2023, has certified Dadvance's oil an esteemed grade of A+ denoting premium high quality. This resounding certification is enthusiastically welcomed by our Group, as it solidifies Dadvance's reputation for delivering exceptional product excellence within the lucrative Middle East market. Through unwavering commitment and meticulous execution, Dadvance is poised to redefine the Agarwood industry, spearheading a paradigm shift in the perception of quality and innovation.

Currently, the negotiation for the acquisition terms of Dadvance is ongoing.

The Company plans to finance the transaction with (i) the capital which will be raised from a share issuance to an investor; or (ii) a share issuance to the target company.

In February 2023, the Company previously announced that it was conducting a full financial and legal due diligence of a US-based company involving renewable energies which have been awarded a solar farm project backed by the US Government. However, the negotiations on the acquisition terms were unsuccessful.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Xenous Holdings, Inc.’s Common Stock is currently quoted on the OTC Pink Sheets under the symbol “XITO.”

Xenous Holdings, Inc. has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act. Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144. As of March 31, 2023, Xenous Holdings, Inc. had 760,250,000 shares of common stock issued and outstanding, all of which were issued more than twelve months ago. All of these shares would generally be available for resale. Currently, Rule 144 would not be available for 707,050,000 of those shares until at least one year after a merger with an operating company or the creation of business operations by the Company and the filing of an 8-K containing certain information required in a Form 10 filing. As such timing of the availability of resale exemptions for these shares is unknown and currently they are not available for resale under Rule 144. When the shares potentially become available for resale, there could be a depressive effect of any market that may develop for the Company’s common stock given the amount of shares that would be available for resale versus the number currently available.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Xenous did not sell shares of its common stock or preferred stock during the year ended March 31, 2023, or subsequently through the date of this filing.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended March 31, 2032 from the sale of registered securities.

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

Results of Operations

Years Ended March 31, 2023 and March 31, 2022

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2023	2022	Changes

Operating Expenses	$57,718	$64,714	$(6,966)
Net Loss	$(57,718)	$(64,714)	$6,966

We had no operations during the year ended March 31, 2023 and 2022, nor do we have operations as of the date of this filing. We had a net loss of $57,718 and $64,714 for the year ended March 31, 2023 and 2022, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the year ended March 31, 2023. Professional fees were $57,188 and $63,990 for the year ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

	As of	As of
	March 31,	March 31,
	2023	2022	Changes

Current Asset	$-	$72	$(72)
Current Liabilities	$775,420	$717,774	$57,646
Working Capital (Deficiency)	$(775,420)	$(717,702)	$(57,718)

We had no asset as of March 31, 2023 and March 31, 2022.

As of March 31, 2023 and 2022, our total liabilities were $775,420 and $717,774, respectively.

Stockholders’ deficit was at $775,420 as of March 31, 2023 compared to deficit of $717,702 as of March 31, 2022.

As of March 31, 2023, we had a working capital deficit of $775,420 compared with a working capital deficit of $717,702 as of March 31, 2022. The increase in working capital deficit was primarily attributed to the increase in amount due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company.

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2023	2022	Changes

Net cash used in operating activities	$(61,837)	$(58,385)	$(3,452)
Net cash provided by financing activities	$61,837	$58,385	$3,452
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the year ended March 31, 2023, net cash flows used in operating activities was $61,837. The net cash used in operating activities for the year ended March 31, 2023 was attributed to a net loss of $57,718, increased by net changes in operating assets and liabilities of $4,119.

For the year ended March 31, 2022, net cash flows used in operating activities was $58,385 The net cash used in operating activities for the year ended March 31, 2022 was attributed to a net loss of $64,714, decreased by net changes in operating assets and liabilities of $6,329.

Cash Flow from Financing Activities

We have financed our operations primarily from advances and loans from related parties.

For the year ended March 31, 2023 and March 31, 2022, net cash from financing activities was $61,837 and $58,385 from advancement from Smartex Investment Ltd., the majority shareholder of the Company, respectively.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the year ended March 31, 2023, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

ITEM 8. FINANCIAL STATEMENTS ADD SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Xenous Holdings, Inc.

Suite 20.03, Plaza 138, Jalan Ampang,

Kuala Lumpur, Malaysia, 50450.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xenous Holdings, Inc. (the ‘Company’) as of March 31, 2023 and 2022, and the related statements of operations, statements of changes in stockholders’ equity, and statements of cash flows for the each of two years in the year ended of March 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of two years in the year ended March 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, for the year ended March 31, 2023 the Company has not established any source of revenue to cover its operating costs. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Kuala Lumpur, Malaysia

June 27, 2023

PCAOB ID: 6723

XENOUS HOLDINGS, INC.

Balance Sheets

	March 31, 2023	March 31, 2022
ASSET
Current Asset
Prepaid expenses	$-	$72
Total Current Asset	-	72

TOTAL ASSET	$-	$72

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$13,966	$18,157
Due to a related party	761,454	699,617
Total Current Liabilities	775,420	717,774

TOTAL LIABILITIES	775,420	717,774

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(1,086,220)	(1,028,502)
Total Stockholders' Deficit	(775,420)	(717,702)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$72

The accompanying notes are an integral part of these audited financial statements.

F-3

XENOUS HOLDINGS, INC.

Statements of Operations

	For the Year Ended
	March 31,	March 31,
	2023	2022

OPERATING EXPENSES
General and administrative	$530	$724
Professional fees	57,188	63,990
	57,718	64,714

NET LOSS	$(57,718)	$(64,714)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000

 The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Statements of Changes in Stockholders’ Deficit

For the year ended March 31, 2023 and 2022

					Total
	Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Amount	Deficiency	Deficit	Deficit

Balance - March 31, 2021	760,250,000	$760,250	$(449,450)	$(963,788)	$(652,988)

Net loss	-	-	-	(64,714)	(64,714)
Balance - March 31, 2022	760,250,000	$760,250	$(449,450)	$(1,028,502)	$(717,702)

Net loss	-	-	-	(57,718)	(57,718)
Balance - March 31, 2023	760,250,000	$760,250	$(449,450)	$(1,086,220)	$(775,420)

The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Statements of Cash Flows

	For the Year Ended
	March 31,	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,718)	$(64,714)
Changes in operating assets and liabilities:
Prepaid expenses	72	(72)
Accounts payable and accrued liabilities	(4,191)	6,401
Net cash used in operating activities	(61,837)	(58,385)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from related party advances	61,837	58,385
Net cash provided by financing activity	61,837	58,385

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Notes to the Audited Financial Statements

March 31, 2023

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

As of March 31, 2023 and 2022, the Company did not have any potentially dilutive securities.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. (see Note 4).

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2023, there were no unrecognized tax benefits. (see Note 6)

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $57,718 for the year ended March 31, 2023. As of March 31, 2023, the Company has accumulated deficit of $1,086,220, negative operating cash flow of $61,837 and negative working capital of $775,420. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its major shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During the year ended March 31, 2023 and 2022, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $61,837 and $58,385, respectively, to the Company for operating expenses. As of March 31, 2023 and March 31, 2022, total amount due to Smartex Investment Ltd. was $761,454 and $699,617 respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2023 and March 31, 2022, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the year ended March 31, 2023 and 2022. As of March 31, 2023 and March 31, 2022, the Company had 760,250,000 shares of common stock issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2023 and 2022, are as follows:

	March 31,	March 31,
	2023	2022
Net operating loss carryforward	$(741,283)	$(683,565)
Tax Rate	21%	21%
Deferred tax asset	(155,669)	(143,548)
Less: Valuation allowance	155,669	143,548
Deferred tax asset	$-	$-

As of March 31, 2023, the Company had approximately $741,000 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire between 2034 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carried forward for twenty years, whereas NOLs generated after March 31, 2018 can be carried forward indefinitely.

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2023 are subject to review by the tax authorities.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2022 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements except as stated below:

In November 2022, the Company previously announced that it was conducting a full financial and legal due diligence of a Malaysia-based company involving the plantations, inoculations, cultivations, manufacturing, marketing, trading and conducting research and development of agricultural commodities in relation to Aquilaria trees and its related products. However, the due diligence process related to the acquisition plan is still in progress as at the date of this filing, and upon satisfactory only, the Company shall execute a separate share purchase agreement based on the valuation report.

In February 2023, the Company previously announced that it was conducting a full financial and legal due diligence of a US-based company involving renewable energies which have been awarded a solar farm project backed by the US Government. However, the negotiations on the acquisition terms were unsuccessful as at the date of this filing.

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

Our management, consisting of officers and directors, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of March 31, 2023, our internal control over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name of directors and executive officers as of this Annual Report:

Name	Age	Positions

Tang Wai Kee	61	Chairman and Director

Jonathan Chan Ye Earn	36	Chief Executive Officer and Director

Stephanie Mak	41	Chief Financial Officer and Director

Yao Gang	46	Chief Technology Officer

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

Mr. Yao Gang serves as our Chief Technology Officer. Since January 2023, Mr. Yao has been serving as the assistance manager of Lie You Network Beijing Technology Ltd, a company engaged in comprehensive technology and digital development and deployment. Since August 2015, Mr. Yao has been serving as the general manager of Beijing Bo TianXia Technology Co. Ltd, a company engaged in digitalization, enterprise solutions and software as a service development. Mr. Yao obtained his Master's Degree in software engineering from Fudan University in the People’s Republic of China in 2008 and his Bachelor’s of Art in Computer Science from the University of Tianjin in the People’s Republic of China in 2004. Mr. Yao is well versed with the latest technology and digitalization and specializing in the architectural design of big-scale projects.

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

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended March 31, 2023 or 2022. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended March 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of June 22, 2023, with respect to the beneficial ownership of Xenous’s Common Stock by the officers and directors of Xenous, and each person known by Xenous to be the beneficial owner of more than 5% of Xenous’s outstanding shares of Common Stock. At March 31, 2023 and through the date of this filing, there were 760,250,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended March 31, 2023 and 2022, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $61,837 and $58,385, respectively, to the Company for operating expenses.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors during the fiscal years ended March 31, 2023 and 2022:

	2023	2022
Audit fees	$5,000	$4,000
Audit related fees	4,740	4,500
Tax fees	-	-
Other fees		-
Total Fees	$9,740	$8,500

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

XENOUS HOLDINGS, INC.

DATED: June 28, 2023	By:	/s/ Jonathan Chan Ye Earn
Jonathan Chan Ye Earn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephanie Mak
Stephanie Mak
Chief Financial Officer (Principal Financial Officer)

