Form 10-Q
period 2023-06-30
Xenous Holdings, Inc.
filed 2023-08-18
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the issuer’s common stock outstanding as of August 17, 2023 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2023

ITEM 1. FINANCIAL STATEMENTS

XENOUS HOLDINGS, INC.

Balance Sheets

	June 30, 2023	March 31, 2023
	(Unaudited)	(Audited)
ASSET
Current Asset
Prepaid expenses	$-	$-
Total Current Asset	-	-

TOTAL ASSET	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$20,076	$13,966
Due to a related party	770,853	761,454
Total Current Liabilities	790,929	775,420

TOTAL LIABILITIES	790,929	775,420

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(1,101,729)	(1,086,220)
Total Stockholders' Deficit	(790,929)	(775,420)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

3

XENOUS HOLDINGS, INC.

Statements of Operations

(unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2023	2022

OPERATING EXPENSES
General and administrative	$629	$145
Professional fees	14,880	11,830
	15,509	11,975

NET LOSS	$(15,509)	$(11,975)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Statements of Changes in Stockholders’ Deficit

For the three months ended June 30, 2023 and 2022

 (unaudited)

Three months ended June 30, 2023

	Common Stock				Total
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Stockholders' Deficit

Balance - March 31, 2023	760,250,000	$760,250	$(449,450)	$(1,086,220)	$(775,420)

Net loss	-	-	-	(15,509)	(15,509)
Balance - June 30, 2023	760,250,000	$760,250	$(449,450)	$(1,101,729)	$(790,929)

Three months ended June 30, 2022

	Common Stock				Total
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Stockholders' Deficit

Balance - March 31, 2022	760,250,000	$760,250	$(449,450)	$(1,028,502)	$(717,702)

Net loss	-	-	-	(11,975)	(11,975)
Balance - June 30, 2022	760,250,000	$760,250	$(449,450)	$(1,040,477)	$(729,677)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,509)	$(11,975)
Changes in operating assets and liabilities:
Prepaid expenses	-	72
Accounts payable and accrued liabilities	6,110	(8,947)
Net cash used in operating activities	(9,399)	(20,850)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from related party advances	9,399	20,850
Net cash provided by financing activity	9,399	20,850

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Notes to the Unaudited Condensed Financial Statements

June 30, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending March 31, 2024. The notes to the unaudited financial statements are condensed, as disclosures that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2023 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 28, 2023.

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

As of June 30, 2023 and March 31, 2023, the Company did not have any potentially dilutive securities.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company has accordingly adopted ASUs 2016-13 and 2019-05 in the preparation of its unaudited condensed consolidated financial statements. The adoption of the accounting standard had no material impact on the unaudited condensed consolidated financial statements for the three months ended and as at June 30, 2023.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $15,509 for the three months ended June 30, 2023. As of June 30, 2023, the Company has accumulated deficit of $1,101,729, negative operating cash flow of $9,399 and negative working capital of $790,929. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its Major shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During the three months ended June 30, 2023 and 2022, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $9,399 and $20,850, respectively, to the Company for operating expenses. As of June 30, 2023 and March 31, 2023, total amount due to Smartex Investment Ltd. was $770,853 and $761,454 respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2023 and March 31, 2023, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the three months ended June 30, 2023 and 2022. As of June 30, 2023 and March 31, 2023, the Company had 760,250,000 shares of common stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2023 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements except as stated below:

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

In February 2023, the Company previously announced that it was conducting a full financial and legal due diligence of a US-based company involving renewable energies which have been awarded a solar farm project backed by the US Government. However, the negotiations on the acquisition terms were unsuccessful during financial and legal due diligence as at the date of previous filing.

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

Results of Operations

Three Months Ended June 30, 2023 and 2022

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2023	2022	Changes

Operating Expenses	$15,509	$11,975	$3,534
Net Loss	$(15,509)	$(11,975)	$(3,534)

We had no operations during the three months ended June 30, 2023 or 2022, nor do we have operations as of the date of this filing. We had a net loss of $15,509 and $11,975 for the three months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

	As of	As of
	June 30,	March 31,
	2023	2023	Changes

Current Assets	$-	$-	$-
Current Liabilities	$790,929	$775,420	$15,509
Working Capital (Deficiency)	$(790,929)	$(775,420)	$(15,509)

As of June 30, 2023 and March 31, 2023, we had no current asset.

As of June 30, 2023 and March 31, 2023, our total liabilities were $790,929 and $775,420, respectively, which were current liabilities comprised of accounts payable, accrued liabilities, and related party advances.

Stockholders’ deficit was at $790,929 as of June 30, 2023, compared to deficit of $775,420 as of March 31, 2023.

We had no cash on hand as of June 30, 2023 or March 31, 2023 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $1,101,729 as of June 30, 2023, compared to accumulated deficit of $1,086,220 as of March 31, 2023.

As of June 30, 2023, we had a working capital deficit of $790,929 compared with a working capital deficit of $775,420 as of March 31, 2023. The increase in working capital deficit was attributed to an increase in due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2023	2022	Changes

Net cash used in operating activities	$(9,399)	$(20,850)	$11,451
Net cash provided by financing activity	$9,399	$20,850	$(11,451)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the three months ended June 30, 2023, net cash flows used in operating activities was $9,399. The net cash used in operating activities for the three months ended June 30, 2023 was attributed to a net loss of $15,509, decreased by an increase in accounts payable and accrued liabilities of $6,110.

For the three months ended June 30, 2022, net cash flows used in operating activities was $20,850. The net cash used in operating activities for the three months ended June 30, 2022 was attributed to a net loss of $11,975, increased by a decrease in accounts payable and accrued liabilities and decreased by a decrease in prepaid expense.

Cash Flow from Investing Activities

During the three months ended June 30, 2023 and 2022, we had no investing activities.

Cash Flow from Financing Activities

We have financed our operations primarily from advances and loans from Smartex Investment Ltd., majority shareholder of the Company.

For the three months ended June 30, 2023 and 2022, net cash from financing activities was $9,399 and $20,850, respectively.

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

XENOUS HOLDINGS, INC.

DATED: August 18, 2023	By:	/s/ Jonathan Chan Ye Earn
Jonathan Chan Ye Earn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephanie Mak
Stephanie Mak
Chief Financial Officer (Principal Financial Officer)

