Form 10-K
period 2024-03-31
Xenous Holdings, Inc.
filed 2024-06-27
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of September 30, 2023 was $7,827,757.

The number of shares of the issuer’s common stock outstanding as of June 25, 2024 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-K

Fiscal Year Ended March 31, 2024

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

PART I

ITEM 1. BUSINESS

Background

Xenous Holdings, Inc. (the “Company”) was incorporated on May 20, 1980 as Dayne Weiss and Associates, Inc. under the laws of the State of Utah.

On January 4, 1990, the Company acquired Concept Technologies, Inc. (CTI) which then became a wholly owned subsidiary of the Company. CTI was dissolved in January 1991 and the name of Company was changed to Concept Technologies, Inc.

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

In pursuit of additional validation, Dadvance has diligently submitted its oil for comprehensive lab testing at the esteemed Bioaromatic Research Centre of Universiti Malaysia Pahang and are thrilled to announce that the ensuing report, dated February 17, 2023, has certified Dadvance's oil an esteemed grade of A+ denoting premium high quality. This resounding certification is enthusiastically welcomed by our Group, as it solidifies Dadvance's reputation for delivering exceptional product excellence within the lucrative Middle East market. Through unwavering commitment and meticulous execution, Dadvance is poised to redefine the Agarwood industry, spearheading a paradigm shift in the perception of quality and innovation. Dadvance has received an invitation from a well-established company from the Middle East to discuss long term cooperation including to supply long term basis of the oil and are satisfied with the quality of their oil.

However, after extensive negotiation, the negotiation on the acquisition terms of Dadvance were unsuccessful.

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

ITEM 1C. CYBERSECURITY

We are currently seeking and investigating potential assets, property or businesses to acquire, and currently have no material business operations. As such, we have very limited information technology systems and infrastructure in place to assist with our search with potential assets, property or businesses to acquire. Further, we have very limited cybersecurity measures in place, such as, firewalls and intrusion detection systems.

However, there can be no assurance that these measures will be effective in preventing or mitigating the impact of a cyber-attack or data breach. We cannot predict the occurrence, timing, or severity of cybersecurity incidents, but we remain committed to protecting our information assets and maintaining the trust of our stakeholders.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Xenous Holdings, Inc.’s Common Stock is currently quoted on the OTC Pink Sheets under the symbol “XITO.”

Xenous Holdings, Inc. has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act. Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144. As of March 31, 2024, Xenous Holdings, Inc. had 760,250,000 shares of common stock issued and outstanding, all of which were issued more than twelve months ago. All of these shares would generally be available for resale. Currently, Rule 144 would not be available for 707,050,000 of those shares until at least one year after a merger with an operating company or the creation of business operations by the Company and the filing of an 8-K containing certain information required in a Form 10 filing. As such timing of the availability of resale exemptions for these shares is unknown and currently they are not available for resale under Rule 144. When the shares potentially become available for resale, there could be a depressive effect of any market that may develop for the Company’s common stock given the amount of shares that would be available for resale versus the number currently available.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Xenous did not sell shares of its common stock or preferred stock during the year ended March 31, 2024, or subsequently through the date of this filing.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended March 31, 2024 from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None.

Other Stockholder Matters

None.

ITEM 6. [RESERVED]

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

Results of Operations

Years Ended March 31, 2024 and March 31, 2023

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2024	2023	Changes

Operating Expenses	$63,746	$57,718	$6,028
Net Loss	$(63,746)	$(57,718)	$(6,028)

We had no operations during the year ended March 31, 2024 and 2023, nor do we have operations as of the date of this filing. We had a net loss of $63,746 and $57,718 for the year ended March 31, 2024 and 2023, respectively. The increase was mainly attributable to the increase in professional fees incurred during the year ended March 31, 2024. Professional fees were $62,040 and $57,188 for the year ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

	As of	As of
	March 31,	March 31,
	2024	2023	Changes

Current Asset	$-	$-	$-
Current Liabilities	$839,166	$775,420	$63,746
Working Capital Deficiency	$(839,166)	$(775,420)	$(63,746)

We had no asset as of March 31, 2024 and March 31, 2023.

As of March 31, 2024 and 2023, our total liabilities were $839,166 and $775,420, respectively.

Stockholders’ deficit was at $839,166 as of March 31, 2024 compared to deficit of $775,420 as of March 31, 2023.

As of March 31, 2024, we had a working capital deficit of $839,166 compared with a working capital deficit of $775,420 as of March 31, 2023. The increase in working capital deficit was primarily attributed by the increase in amount due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company.

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2024	2023	Changes

Net cash used in operating activities	$(54,627)	$(61,837)	$7,210
Net cash provided by financing activities	$54,627	$61,837	$(7,210)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the year ended March 31, 2024, net cash flows used in operating activities was $54,627. The net cash used in operating activities for the year ended March 31, 2024 was attributed by a net loss of $63,746, decreased by net changes in operating assets and liabilities of $9,119.

For the year ended March 31, 2023, net cash flows used in operating activities was $61,837. The net cash used in operating activities for the year ended March 31, 2023 was attributed by a net loss of $57,718, increased by net changes in operating assets and liabilities of $4,119.

Cash Flow from Financing Activities

We have financed our operations primarily from advances and loans from related party.

For the year ended March 31, 2024 and March 31, 2023, net cash from financing activities was $54,627 and $61,837 for advancement from Smartex Investment Ltd., the majority shareholder of the Company, respectively.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the year ended March 31, 2024, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

ITEM 8. FINANCIAL STATEMENTS ADD SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Xenous Holdings, Inc.

Suite 20.03, Plaza 138, Jalan Ampang,

Kuala Lumpur, Malaysia, 50450.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xenous Holdings, Inc. (the ‘Company’) as of March 31, 2024 and 2023, and the related statements of operations, statements of changes in stockholders’ equity, and statements of cash flows for the each of two years in the year ended of March 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of two years in the year ended March 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, for the year ended March 31, 2024 the Company has not established any source of revenue to cover its operating costs. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Kuala Lumpur, Malaysia

June 28, 2024

PCAOB ID: 6723

XENOUS HOLDINGS, INC.

Balance Sheets

	March 31, 2024	March 31, 2023
ASSET

TOTAL ASSET	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$23,085	$13,966
Due to a related party	816,081	761,454
Total Current Liabilities	839,166	775,420

TOTAL LIABILITIES	839,166	775,420

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(1,149,966)	(1,086,220)
Total Stockholders' Deficit	(839,166)	(775,420)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

F-3

XENOUS HOLDINGS, INC.

Statements of Operations

	For the Year Ended
	March 31,	March 31,
	2024	2023

OPERATING EXPENSES
General and administrative	$1,706	$530
Professional fees	62,040	57,188
	63,746	57,718

NET LOSS	$(63,746)	$(57,718)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000

 The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Statements of Changes in Stockholders’ Deficit

For the year ended March 31, 2024 and 2023

					Total
	Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Amount	Deficiency	Deficit	Deficit

Balance - March 31, 2022	760,250,000	$760,250	$(449,450)	$(1,028,502)	$(717,702)

Net loss	-	-	-	(57,718)	(57,718)
Balance - March 31, 2023	760,250,000	$760,250	$(449,450)	$(1,086,220)	$(775,420)

Net loss	-	-	-	(63,746)	(63,746)
Balance - March 31, 2024	760,250,000	$760,250	$(449,450)	$(1,149,966)	$(839,166)

The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Statements of Cash Flows

	For the Year Ended
	March 31,	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,746)	$(57,718)
Changes in operating asset and liabilities:
Prepaid expenses	-	72
Accounts payable and accrued liabilities	9,119	(4,191)
Net cash used in operating activities	(54,627)	(61,837)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from related party advances	54,627	61,837
Net cash provided by financing activity	54,627	61,837

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Notes to the Audited Financial Statements

March 31, 2024

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

As of March 31, 2024 and 2023, the Company did not have any potentially dilutive securities.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2024, there were no unrecognized tax benefits. (see Note 6)

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company has accordingly adopted ASUs 2016-13 and 2019-05 in the preparation of its unaudited condensed consolidated financial statements. The adoption of the accounting standard had no material impact on the audited financial statements for the year ended and as at March 31, 2024.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $63,746 for the year ended March 31, 2024. As of March 31, 2024, the Company has accumulated deficit of $1,149,966, negative operating cash flow of $54,627 and negative working capital of $839,166. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its major shareholder or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During the year ended March 31, 2024 and 2023, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $54,627 and $61,837, respectively, to the Company for operating expenses. As of March 31, 2024 and 2023, total amount due to Smartex Investment Ltd. was $816,081 and $761,454 respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2024 and 2023, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the year ended March 31, 2024 and 2023. As of March 31, 2024 and 2023, the Company had 760,250,000 shares of common stock issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2024 and 2023, are as follows:

	March 31,	March 31,
	2024	2023
Net operating loss carryforward	$(805,029)	$(741,283)
Tax Rate	21%	21%
Deferred tax asset	(169,056)	(155,669)
Less: Valuation allowance	169,056	155,669
Deferred tax asset	$-	$-

As of March 31, 2024, the Company had approximately $805,000 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire between 2035 and 2039. NOLs generated in tax years prior to March 31, 2018, can be carried forward for twenty years, whereas NOLs generated after March 31, 2018 can be carried forward indefinitely.

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2024 are subject to review by the tax authorities.

 NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2024 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements except as stated below:

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

Our management, consisting of officers and directors, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of March 31, 2024, our internal control over financial reporting was  effective.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name of directors and executive officers as of this Annual Report:

Name	Age	Positions

Tang Wai Kee	63	Chairman and Director

Jonathan Chan Ye Earn	38	Chief Executive Officer and Director

Stephanie Mak	43	Chief Financial Officer and Director

Yao Gang	43	Chief Technology Officer

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

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended March 31, 2024 or 2023. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Name and Position	Year	Cash Compensation	Other Compensation

Jonathan Chan Ye Earn (1)	February 15, 2022 to March 31, 2024	None	None
Tang Wai Kee (2)	February 15, 2022 to March 31, 2024	None	None
Stephanie Mak (3)	February 18, 2022 to March 31, 2024	None	None

____________

(1)	Jonathan Chan Ye Earn is our current Chief Executive Officer and Director.

(2)	Tang Wai Kee is our current Chairman and Director.

(3)	Stephanie Mak is our current Chief Financial Officer and Director.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended March 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of June 25, 2024, with respect to the beneficial ownership of Xenous’s Common Stock by the officers and directors of Xenous, and each person known by Xenous to be the beneficial owner of more than 5% of Xenous’s outstanding shares of Common Stock. At March 31, 2024 and through the date of this filing, there were 760,250,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended March 31, 2024 and 2023, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $54,627 and $61,837, respectively, to the Company for operating expenses.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors during the fiscal years ended March 31, 2024 and 2023:

	2024	2023
Audit fees	$5,000	$5,000
Audit related fees	8,040	4,740
Tax fees		-
Other fees		-
Total Fees	$13,040	$9,740

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

Exhibits:

31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENOUS HOLDINGS, INC.

DATED: June 27, 2024	By:	/s/ Jonathan Chan Ye Earn
Jonathan Chan Ye Earn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephanie Mak
Stephanie Mak
Chief Financial Officer (Principal Financial Officer)

