Form 10-Q
period 2024-12-31
Xenous Holdings, Inc.
filed 2025-02-14
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares of the issuer’s common stock outstanding as of February 4, 2025 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended December 31, 2024

Item 1. Financial Statements

XENOUS HOLDINGS, INC.

Balance Sheets

	December 31, 2024	March 31, 2024
	(Unaudited)	(Audited)
ASSET

TOTAL ASSET	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$20,077	$23,085
Due to a related party	865,138	816,081
Total Current Liabilities	885,215	839,166

TOTAL LIABILITIES	885,215	839,166

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(1,196,015)	(1,149,966)
Total Stockholders' Deficit	(885,215)	(839,166)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023

OPERATING EXPENSES
General and administrative	$314	$442	$1,234	$1,422
Professional fees	14,580	14,481	44,815	44,040
	14,894	14,923	46,049	45,462

NET LOSS	$(14,894)	$(14,923)	$(46,049)	$(45,462)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000	760,250,000	760,250,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Statements of Changes in Stockholders’ Deficit

For the nine months ended December 31, 2024 and 2023

(Unaudited)

Nine Months Ended December 31, 2024

	Common Stock				Total
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Stockholders' Deficit

Balance - March 31, 2024	760,250,000	$760,250	$(449,450)	$(1,149,966)	$(839,166)

Net loss	-	-	-	(15,971)	(15,971)
Balance - June 30, 2024	760,250,000	$760,250	$(449,450)	$(1,165,937)	$(855,137)

Net loss	-	-	-	(15,184)	(15,184)
Balance - September 30, 2024	760,250,000	$760,250	$(449,450)	$(1,181,121)	$(870,321)

Net loss	-	-	-	(14,894)	(14,894)
Balance - December 31, 2024	760,250,000	$760,250	$(449,450)	$(1,196,015)	$(885,215)

Nine Months Ended December 31, 2023

	Common Stock				Total
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Stockholders' Deficit

Balance - March 31, 2023	760,250,000	$760,250	$(449,450)	$(1,086,220)	$(775,420)

Net loss	-	-	-	(15,509)	(15,509)
Balance - June 30, 2023	760,250,000	$760,250	$(449,450)	$(1,101,729)	$(790,929)

Net loss	-	-	-	(15,030)	(15,030)
Balance - September 30, 2023	760,250,000	$760,250	$(449,450)	$(1,116,759)	$(805,959)

Net loss	-	-	-	(14,923)	(14,923)
Balance - December 31, 2023	760,250,000	$760,250	$(449,450)	$(1,131,682)	$(820,882)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31,	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,049)	$(45,462)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,008)	5,294
Net cash used in operating activities	(49,057)	(40,168)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from related party advances	49,057	40,168
Net cash provided by financing activity	49,057	40,168

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Notes to the Unaudited Condensed Financial Statements

December 31, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending March 31, 2025. The notes to the unaudited financial statements are condensed, as disclosures that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2024 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 27, 2024.

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

As of December 31, 2024 and 2023, the Company did not have any potentially dilutive securities.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We do not believe that this accounting pronouncement will have any material impact on our financial statements or disclosures upon adoption.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $46,049 for the nine months ended December 31, 2024. As of December 31, 2024, the Company has accumulated deficit of $1,196,015, negative operating cash flow of $49,057 and negative working capital of $885,215. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its major shareholder or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During the nine months ended December 31, 2024 and 2023, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $49,057 and $40,168, respectively, to the Company for operating expenses. As of December 31, 2024 and March 31, 2024, total amount due to Smartex Investment Ltd. was $865,138 and $816,081 respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2024 and March 31, 2024, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the nine months ended December 31, 2024 and 2023. As of December 31, 2024 and March 31, 2024, the Company had 760,250,000 shares of common stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2024 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements except as stated below:

In November 2022, the Company announced that it was conducting a full financial and legal due diligence of a Malaysia-based company involving the plantations, inoculations, cultivations, manufacturing, marketing, trading and conducting research and development of agricultural commodities in relation to Aquilaria trees and its related products. The preliminary due diligence for its target acquisition company has been successfully completed. This critical first phase has yielded a positive outcome, confirming our confidence in the potential value of the target company. The Company is now progressing with further due diligence, specifically focusing on the intangible assets and the valuation of these assets. This thorough assessment is essential to ensure a comprehensive evaluation of the acquisition target. The due diligence process is expected to be completed by the first half of calendar year 2025. Following the successful conclusion of this final phase, the acquisition will proceed formally, in line with our previous announcements. The Company remains committed to transparency and will continue to keep stakeholders informed of any significant developments. We appreciate the ongoing support from our investors, partners, and customers as we move forward with this strategic acquisition.

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

Results of Operations

Three Months Ended December 31, 2024 and 2023

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2024	2023	Changes

Operating Expenses	$14,894	$14,923	$(29)
Net Loss	$(14,894)	$(14,923)	$29

We had no operations during the three months ended December 31, 2024 or 2023, nor do we have operations as of the date of this filing. We had a net loss of $14,894 and $14,923 for the three months ended December 31, 2024 and 2023, respectively. The decrease in net loss was mainly attributable by the decrease in general and administrative.

Nine Months Ended December 31, 2024 and 2023

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2024	2023	Changes

Operating Expenses	$46,049	$45,462	$587
Net Loss	$(46,049)	$(45,462)	$(587)

We had no operations during the nine months ended December 31, 2024 or 2023, nor do we have operations as of the date of this filing. We had a net loss of $46,049 and $45,462 for the nine months ended December 31, 2024 and 2023, respectively. The increase in net loss was mainly attributable by the increase in professional fees.

Liquidity and Capital Resources

	As of	As of
	December 31,	March 31,
	2024	2024	Changes

Current Assets	$-	$-	$-
Current Liabilities	$885,215	$839,166	$46,049
Working Capital (Deficiency)	$(885,215)	$(839,166)	$(46,049)

As of December 31, 2024 and March 31, 2024, we had no current asset.

As of December 31, 2024 and March 31, 2024, our total liabilities were $885,215 and $839,166, respectively, which were current liabilities comprised of accounts payable, accrued liabilities, and related party advances.

Stockholders’ deficit was at $885,215 as of December 31, 2024, compared to deficit of $839,166 as of March 31, 2024.

We had no cash on hand as of December 31, 2024 or March 31, 2024 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $1,196,015 as of December 31, 2024, compared to accumulated deficit of $1,149,966 as of March 31, 2024.

As of December 31, 2024, we had a working capital deficit of $885,215 compared with a working capital deficit of $839,166 as of March 31, 2024. The increase in working capital deficit was attributed to an increase in due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company.

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2024	2023	Changes

Net cash used in operating activities	$(49,057)	$(40,168)	$(8,889)
Net cash provided by financing activities	$49,057	$40,168	$8,889
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the nine months ended December 31, 2024, net cash flows used in operating activities was $49,057. The net cash used in operating activities for the nine months ended December 31, 2024 was attributed by a net loss of $46,049, increased by a decrease in accounts payable and accrued liabilities of $3,008.

For the nine months ended December 31, 2023, net cash flows used in operating activities was $40,168. The net cash used in operating activities for the nine months ended December 31, 2023 was attributed by a net loss of $45,462, decreased by an increase in accounts payable and accrued liabilities of $5,294.

Cash Flow from Investing Activities

During the nine months ended December 31, 2024 and 2023, we had no investing activities.

Cash Flow from Financing Activities

We have financed our operations primarily from advances and loans from Smartex Investment Ltd., majority shareholder of the Company.

For the nine months ended December 31, 2024 and 2023, net cash from financing activities was $49,057 and $40,168, respectively.

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

XENOUS HOLDINGS, INC.

DATED: February 14, 2025	By:	/s/ Jonathan Chan Ye Earn
Jonathan Chan Ye Earn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephanie Mak
Stephanie Mak
Chief Financial Officer (Principal Financial Officer)

