Form 10-K
period 2025-03-31
Xenous Holdings, Inc.
filed 2025-06-27
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of September 30, 2024 was $3,258,114.

The number of shares of the issuer’s common stock outstanding as of June 20, 2025 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-K

Fiscal Year Ended March 31, 2025

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

Recent Developments

Since the initial announcement on regarding the proposed acquisition of Dadvance Agarwood Alpha Sdn Bhd (“Dadvance”) on November 14, 2022 and even when the initial negotiation was unsuccessful, the Company has maintained an active and comprehensive evaluation process. While significant progress has been made in assessing the commercial viability and strategic fit of the acquisition, no definitive transaction has been finalized as of the date of this Annual Report.

Following the completion of an independent valuation by YYC Advisors in December 2022 and preliminary legal reviews in late 2023, the Company entered into a non-binding term sheet with Dadvance to facilitate further due diligence and strategic assessment. The Company continues to closely monitor Dadvance’s operational growth, market engagement, and product acceptance in key international markets, particularly in the Middle East, Europe, and Southeast Asia.

Key developments of Dadvance during the ongoing evaluation include but not limited to the followings:

•

Market Penetration: Dadvance has made notable progress in expanding its presence in the European and Gulf Arab markets. This includes preliminary sales and distribution arrangements established through third-party partners. Sample shipments and product test batches have received positive feedback from potential bulk buyers in the UAE and Germany.

•	Product Quality Recognition: The Bioaromatic Research Centre of Universiti Malaysia Pahang has certified Dadvance’s agarwood oil as A+ grade, affirming its premium quality.

•

Production Scale-Up: Dadvance has commenced the phased installation of new distillation units with the objective of scaling production capacity in anticipation of increased demand. Notwithstanding, the sustained utilization of this expanded capacity is contingent upon the successful conversion of existing sales prospects into binding purchase agreements.

•

Brand & Wellness Segment Exploration: Dadvance is undertaking exploratory initiatives to develop a proprietary consumer brand aimed at the wellness and luxury aromatherapy market segment. Preliminary research and development collaborations have been established with local institutions; however, commercialization efforts have not yet commenced.

While the Company remains optimistic about the long-term potential of the agarwood industry and Dadvance’s strategic positioning within the industry, a final decision on the acquisition will be contingent upon:

•	Conversion of strategic leads into long-term, revenue-generating contracts;

•	Confirmation of supply chain scalability and fulfillment capabilities;

•	Completion of comprehensive market feasibility studies, particularly in core target regions; and

•	Receipt of an independent fairness opinion confirming the acquisition’s value and fairness.

The Board of Directors continues to regard Dadvance as a promising target aligned with the Company’s diversification and growth strategy. However, consistent with the Company’s prudent approach to capital allocation and risk management, no definitive agreement will be executed unless the commercial case is conclusively validated.

The Company will issue further updates as the evaluation advances or upon the occurrence of any material developments.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Xenous Holdings, Inc.’s Common Stock is currently quoted on the OTC Pink Sheets under the symbol “XITO.”

Xenous Holdings, Inc. has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act. Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144. As of June 20, 2025, Xenous Holdings, Inc. had 760,250,000 shares of common stock issued and outstanding, all of which were issued more than twelve months ago. All of these shares would generally be available for resale. Currently, Rule 144 would not be available for 707,050,000 of those shares until at least one year after a merger with an operating company or the creation of business operations by the Company and the filing of an 8-K containing certain information required in a Form 10 filing. As such timing of the availability of resale exemptions for these shares is unknown and currently they are not available for resale under Rule 144. When the shares potentially become available for resale, there could be a depressive effect of any market that may develop for the Company’s common stock given the amount of shares that would be available for resale versus the number currently available.

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

Holders

We currently have 722 stockholders, not including an indeterminate number who may hold shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Xenous did not sell shares of its common stock or preferred stock during the year ended March 31, 2025, or subsequently through the date of this filing.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended March 31, 2025 from the sale of registered securities.

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

Results of Operations

Years Ended March 31, 2025 and March 31, 2024

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2025	2024	Changes

Operating Expenses	$64,456	$63,746	$710
Net Loss	$(64,456)	$(63,746)	$(710)

We had no operations during the year ended March 31, 2025 and 2024, nor do we have operations as of the date of this filing. We had a net loss of $64,456 and $63,746 for the year ended March 31, 2025 and 2024, respectively. The increase was mainly attributable to the increase in professional fees incurred during the year ended March 31, 2024. Professional fees were $62,895 and $62,040 for the year ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

	As of	As of
	March 31,	March 31,
	2025	2024	Changes

Current Asset	$-	$-	$-
Current Liabilities	$903,622	$839,166	$64,456
Working Capital Deficiency	$(903,622)	$(839,166)	$(64,456)

We had no asset as of March 31, 2025 and March 31, 2024.

As of March 31, 2025 and 2024, our total liabilities were $903,622 and $839,166, respectively.

Stockholders’ deficit was at $903,622 as of March 31, 2025 compared to deficit of $839,166 as of March 31, 2024.

As of March 31, 2025, we had a working capital deficit of $903,622 compared with a working capital deficit of $839,166 as of March 31, 2024. The increase in working capital deficit was primarily attributed by the increase in amount due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company.

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2025	2024	Changes

Net cash used in operating activities	$(63,637)	$(54,627)	$(9,010)
Net cash provided by financing activities	$63,637	$54,627	$9,010
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the year ended March 31, 2025, net cash flows used in operating activities was $63,637. The net cash used in operating activities for the year ended March 31, 2025 was attributed by a net loss of $64,456, decreased by net changes in operating assets and liabilities of $819.

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

For the year ended March 31, 2025 and March 31, 2024, net cash from financing activities was $63,637 and $54,627 for advancement from Smartex Investment Ltd., the majority shareholder of the Company, respectively.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the year ended March 31, 2025, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

ITEM 8. FINANCIAL STATEMENTS ADD SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Xenous Holdings, Inc.

Room 1120, 11th Floor, Peninsula Centre

67 Mody Road

Tsim Sha Tsui, East Kowloon

Hong Kong

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xenous Holdings, Inc. (the Company) as of March 31, 2025 and 2024, and the related statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $64,456 for the year ended March 31, 2025 and has negative working capital of $903,622 and as of March 31, 2025, the Company has an accumulated deficit of $1,241,422. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee or to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (PCAOB: 6723)

We have served as the Company’s auditor since 2020.

Kuala Lumpur, Malaysia

June 27, 2025

XENOUS HOLDINGS, INC.

Balance Sheets

	March 31, 2025	March 31, 2024
ASSET

TOTAL ASSET	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$23,904	$23,085
Due to a related party	879,718	816,081
Total Current Liabilities	903,622	839,166

TOTAL LIABILITIES	903,622	839,166

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(1,214,422)	(1,149,966)
Total Stockholders' Deficit	(903,622)	(839,166)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

F-3

XENOUS HOLDINGS, INC.

Statements of Operations

	Year Ended
	March 31,	March 31,
	2025	2024

OPERATING EXPENSES
General and administrative	$1,561	$1,706
Professional fees	62,895	62,040
	64,456	63,746

NET LOSS	$(64,456)	$(63,746)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000

 The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Statements of Changes in Stockholders’ Deficit

For the years ended March 31, 2025 and 2024

	Common Stock				Total
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Stockholders' Deficit

Balance - March 31, 2023	760,250,000	$760,250	$(449,450)	$(1,086,220)	$(775,420)

Net loss	-	-	-	(63,746)	(63,746)
Balance - March 31, 2024	760,250,000	$760,250	$(449,450)	$(1,149,966)	$(839,166)

Net loss	-	-	-	(64,456)	(64,456)
Balance - March 31, 2025	760,250,000	$760,250	$(449,450)	$(1,214,422)	$(903,622)

The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Statements of Cash Flows

	Year Ended
	March 31,	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,456)	$(63,746)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	819	9,119
Net cash used in operating activities	(63,637)	(54,627)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from related party advances	63,637	54,627
Net cash provided by financing activity	63,637	54,627

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

XENOUS HOLDINGS, INC.

Notes to the Audited Financial Statements

March 31, 2025

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

As of March 31, 2025 and 2024, the Company did not have any potentially dilutive securities.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2025 and 2024, there were no unrecognized tax benefits. (see Note 6)

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Recently Adopted Accounting Standards

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

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $64,456 for the year ended March 31, 2025. As of March 31, 2025, the Company has accumulated deficit of $1,214,422, negative operating cash flow of $63,637 and negative working capital of $903,622. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its major shareholder or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During the year ended March 31, 2025 and 2024, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $63,637 and $54,627, respectively, to the Company for operating expenses. As of March 31, 2025 and March 31, 2024, total amount due to Smartex Investment Ltd. was $879,718 and $816,081 respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2025 and March 31, 2024, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the year ended March 31, 2025 and 2024. As of March 31, 2025 and March 31, 2024, the Company had 760,250,000 shares of common stock issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2025 and 2024, are as follows:

	March 31,	March 31,
	2025	2024
Net operating loss carryforward	$(869,485)	$(805,029)
Tax Rate	21%	21%
Deferred tax asset	(182,592)	(169,056)
Less: Valuation allowance	182,592	169,056
Deferred tax asset	$-	$-

As of March 31, 2025, the Company had approximately $870,000 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire between 2035 and 2040. NOLs generated in tax years prior to March 31, 2018, can be carried forward for twenty years, whereas NOLs generated after March 31, 2018 can be carried forward indefinitely.

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2025 are subject to review by the tax authorities.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2025 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements except as stated below:

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

Our management, consisting of officers and directors, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of March 31, 2025, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name of directors and executive officers as of this Annual Report:

Name	Age	Positions

Tang Wai Kee	64	Chairman and Director

Jonathan Chan Ye Earn	39	Chief Executive Officer and Director

Stephanie Mak	44	Chief Financial Officer and Director

Yao Gang	44	Chief Technology Officer

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

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended March 31, 2025 or 2024. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Name and Position	Year	Cash Compensation	Other Compensation

Jonathan Chan Ye Earn (1)	February 15, 2022 to March 31, 2025	None	None
Tang Wai Kee (2)	February 15, 2022 to March 31, 2025	None	None
Stephanie Mak (3)	February 18, 2022 to March 31, 2025	None	None

____________

(1)	Jonathan Chan Ye Earn is our current Chief Executive Officer and Director.

(2)	Tang Wai Kee is our current Chairman and Director.

(3)	Stephanie Mak is our current Chief Financial Officer and Director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of June 20, 2025, with respect to the beneficial ownership of Xenous’s Common Stock by the officers and directors of Xenous, and each person known by Xenous to be the beneficial owner of more than 5% of Xenous’s outstanding shares of Common Stock. At June 20, 2025 and through the date of this filing, there were 760,250,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended March 31, 2025, 2024 and 2023, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $63,637 and $54,627, respectively, to the Company for operating expenses.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors during the fiscal years ended March 31, 2025 and 2024:

	2025	2024
Audit fees	$5,500	$5,000
Audit related fees	8,395	8,040
Tax fees
Other fees
Total Fees	$13,895	$13,040

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

XENOUS HOLDINGS, INC.

DATED: June 27, 2025	By:	/s/ Jonathan Chan Ye Earn
Jonathan Chan Ye Earn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephanie Mak
Stephanie Mak
Chief Financial Officer (Principal Financial Officer)

