Form 10-Q
period 2025-09-30
Xenous Holdings, Inc.
filed 2025-11-17
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the issuer’s common stock outstanding as of November 17, 2025 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2025

ITEM 1. FINANCIAL STATEMENTS

XENOUS HOLDINGS, INC.

Condensed Balance Sheets

As of September 30, 2025 and March 31, 2025

	September 30, 2025	March 31, 2025
	(Unaudited)	(Audited)
ASSET

TOTAL ASSET	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$23,445	$23,904
Due to a related party	911,163	879,718
Total Current Liabilities	934,608	903,622

TOTAL LIABILITIES	934,608	903,622

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(1,245,408)	(1,214,422)
Total Stockholders' Deficit	(934,608)	(903,622)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Operations

For the Three Months and Six Months ended September 30, 2025 and 2024

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

OPERATING EXPENSES
General and administrative	$555	$604	$866	$920
Professional fees	15,120	14,580	30,120	30,235
	15,675	15,184	30,986	31,155

NET LOSS	$(15,675)	$(15,184)	$(30,986)	$(31,155)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000	760,250,000	760,250,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

For the three months and six months ended September 30, 2025 and 2024

(Unaudited)

Six Months Ended September 30, 2025

	Common Stock				Total
	Number		Capital	Accumulated	Stockholders'
	of Shares	Amount	Deficiency	Deficit	Deficit

Balance - March 31, 2025	760,250,000	$760,250	$(449,450)	$(1,214,422)	$(903,622)
Net loss	-	-	-	(15,311)	(15,311)
Balance - June 30, 2025	760,250,000	$760,250	$(449,450)	$(1,229,733)	$(918,933)
Net loss	-	-	-	(15,675)	(15,675)
Balance - September 30, 2025	760,250,000	$760,250	$(449,450)	$(1,245,408)	$(934,608)

Six Months Ended September 30, 2024

	Common Stock				Total
	Number		Capital	Accumulated	Stockholders'
	of Shares	Amount	Deficiency	Deficit	Deficit

Balance - March 31, 2024	760,250,000	$760,250	$(449,450)	$(1,149,966)	$(839,166)

Net loss	-	-	-	(15,971)	(15,971)
Balance - June 30, 2024	760,250,000	$760,250	$(449,450)	$(1,165,937)	$(855,137)

Net loss	-	-	-	(15,184)	(15,184)
Balance - September 30, 2024	760,250,000	$760,250	$(449,450)	$(1,181,121)	$(870,321)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Cash Flows

For the Six Months ended September 30, 2025 and 2024

(Unaudited)

	For the Six Months Ended
	September 30,	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,986)	$(31,155)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(459)	(3,322)
Net cash used in operating activities	(31,445)	(34,477)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from related party advances	31,445	34,477
Net cash provided by financing activity	31,445	34,477

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Notes to the Unaudited Condensed Financial Statements

September 30, 2025

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $30,986 for the six months ended September 30, 2025. As of September 30, 2025, the Company has accumulated deficit of $1,245,408, negative operating cash flow of $31,445 and negative working capital of $934,608. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its major shareholder or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending March 31, 2026. The notes to the unaudited financial statements are condensed, as disclosures that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2025 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2025 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 27, 2025.

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

As of September 30, 2025 and 2024, the Company did not have any potentially dilutive securities.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During the six months ended September 30, 2025 and 2024, Smartex Investment Ltd., the majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $31,445 and $34,477, respectively, to the Company for operating expenses.

On September 26, 2025, Smartex Investment Ltd. has transferred all its XITO shares to Ms. Tan Lee San, who is the owner of Smartex Investment Ltd.. Ms. Tan Lee San has taken up all the XITO’s payable amount to Smartex Investment Ltd. and will finance the Company’s operating expense going forward.

As of September 30, 2025 and March 31, 2025, total amount due to Ms. Tan Lee San was $911,163 and total amount due to Smartex Investment Ltd. was $879,718 respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2025 and March 31, 2025, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the six months ended September 30, 2025 and 2024. As of September 30, 2025 and March 31, 2025, the Company had 760,250,000 shares of common stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2025 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements except as stated below:

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

Results of Operations

Three Months Ended September 30, 2025 and 2024

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2025	2024	Changes

Operating Expenses	$15,675	$15,184	$491
Net Loss	$(15,675)	$(15,184)	$(491)

We had no operations during the three months ended September 30, 2025 or 2024, nor do we have operations as of the date of this filing. We had a net loss of $15,675 and $15,184 for the three months ended September 30, 2025 and 2024, respectively. The increase in net loss was mainly attributable by the increase in audit expenses.

Six Months Ended September 30, 2025 and 2024

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2025	2024	Changes

Operating Expenses	$30,986	$31,155	$(169)
Net Loss	$(30,986)	$(31,155)	$169

We had no operations during the six months ended September 30, 2025 or 2024, nor do we have operations as of the date of this filing. We had a net loss of $30,986 and $31,155 for the six months ended September 30, 2025 and 2024, respectively. The decrease in net loss was mainly attributable by the decrease in audit and transfer agent expense.

Liquidity and Capital Resources

	As of	As of
	September 30,	March 31,
	2025	2025	Changes

Current Assets	$-	$-	$-
Current Liabilities	$934,608	$903,622	$30,986
Working Capital (Deficiency)	$(934,608)	$(903,622)	$(30,986)

As of September 30, 2025 and March 31, 2025, we had no current asset.

As of September 30, 2025 and March 31, 2025, our total liabilities were $934,608 and $903,622, respectively, which were current liabilities comprised of accounts payable, accrued liabilities and related party advances.

Stockholders’ deficit was at $934,608 as of September 30, 2025, compared to deficit of $903,622 as of March 31, 2025.

We had no cash on hand as of September 30, 2025 or March 31, 2025 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $1,245,408 as of September 30, 2025, compared to accumulated deficit of $1,214,422 as of March 31, 2025.

As of September 30, 2025, we had a working capital deficit of $934,608 compared with a working capital deficit of $903,622 as of March 31, 2025. The increase in working capital deficit was attributed to an increase in due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company.

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2025	2024	Changes

Net cash used in operating activities	$(31,445)	$(34,477)	$3,032
Net cash provided by financing activities	$31,445	$34,477	$(3,032)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the six months ended September 30, 2025, net cash flows used in operating activities was $31,445. The net cash used in operating activities for the six months ended September 30, 2025 was attributed by a net loss of $30,986, increased by a decrease in accounts payable and accrued liabilities of $459.

For the six months ended September 30, 2024, net cash flows used in operating activities was $34,477. The net cash used in operating activities for the six months ended September 30, 2024 was attributed to a net loss of $31,155, increased by a decrease in accounts payable and accrued liabilities of $3,322.

Cash Flow from Investing Activities

During the six months ended September 30, 2025 and 2024, we had no investing activities.

Cash Flow from Financing Activities

We have financed our operations primarily from advances and loans from Smartex Investment Ltd., majority shareholder of the Company through September 26, 2025. On September 26, 2025, Smartex Investment Ltd. has transferred all its XITO shares to Ms. Tan Lee San, who is the owner of Smartex Investment Ltd.. Ms. Tan Lee San has taken up all the XITO’s payable amount to Smartex Investment Ltd. and will finance our operating expense going forward.

For the six months ended September 30, 2025 and 2024, net cash from financing activities was $31,445 and $34,477, respectively.

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

XENOUS HOLDINGS, INC.

DATED: November 17, 2025	By:	/s/ Jonathan Chan Ye Earn
Jonathan Chan Ye Earn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephanie Mak
Stephanie Mak
Chief Financial Officer (Principal Financial Officer)

