Form 10-Q
period 2025-12-31
Xenous Holdings, Inc.
filed 2026-02-24
CIK 1651932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares of the issuer’s common stock outstanding as of February 20, 2026 was 760,250,000 shares, par value $0.001 per share.

XENOUS HOLDINGS, INC.

FORM 10-Q

Quarterly Period Ended December 31, 2025

Item 1. Financial Statements

XENOUS HOLDINGS, INC. Condensed Balance Sheets As of December 31, 2025 and March 31, 2025

	December 31, 2025	March 31, 2025
	(Unaudited)	(Audited)
ASSET

TOTAL ASSET	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$23,844	$23,904
Due to a related party	926,283	879,718
Total Current Liabilities	950,127	903,622

TOTAL LIABILITIES	950,127	903,622

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 760,250,000 shares issued and outstanding	760,250	760,250
Capital deficiency	(449,450)	(449,450)
Accumulated deficit	(1,260,927)	(1,214,422)
Total Stockholders' Deficit	(950,127)	(903,622)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Operations

For the Three Months and Nine Months ended December 31, 2025 and 2024

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024

OPERATING EXPENSES
General and administrative	$399	$314	$1,265	$1,234
Professional fees	15,120	14,580	45,240	44,815
	15,519	14,894	46,505	46,049

NET LOSS	$(15,519)	$(14,894)	$(46,505)	$(46,049)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares	760,250,000	760,250,000	760,250,000	760,250,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

For the Nine Months ended December 31, 2025 and 2024

(Unaudited)

Nine Months Ended December 31, 2025

	Common Stock				Total
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Stockholders' Deficit

Balance - March 31, 2025	760,250,000	$760,250	$(449,450)	$(1,214,422)	$(903,622)
Net loss	-	-	-	(15,311)	(15,311)
Balance - June 30, 2025	760,250,000	$760,250	$(449,450)	$(1,229,733)	$(918,933)
Net loss	-	-	-	(15,675)	(15,675)
Balance - September 30, 2025	760,250,000	$760,250	$(449,450)	$(1,245,408)	$(934,608)
Net loss	-	-	-	(15,519)	(15,519)
Balance - December 31, 2025	760,250,000	$760,250	$(449,450)	$(1,260,927)	$(950,127)

Nine Months Ended December 31, 2024

	Common Stock				Total
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Stockholders' Deficit

Balance - March 31, 2024	760,250,000	$760,250	$(449,450)	$(1,149,966)	$(839,166)

Net loss	-	-	-	(15,971)	(15,971)
Balance - June 30, 2024	760,250,000	$760,250	$(449,450)	$(1,165,937)	$(855,137)

Net loss	-	-	-	(15,184)	(15,184)
Balance - September 30, 2024	760,250,000	$760,250	$(449,450)	$(1,181,121)	$(870,321)

Net loss	-	-	-	(14,894)	(14,894)
Balance - December 31, 2024	760,250,000	$760,250	$(449,450)	$(1,196,015)	$(885,215)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC. Condensed Statements of Cash Flows For the Nine Months ended December 31, 2025 and 2024 (Unaudited)

	For the Nine Months Ended
	December 31,	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,505)	$(46,049)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(60)	(3,008)
Net cash used in operating activities	(46,565)	(49,057)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from related party advances	46,565	49,057
Net cash provided by financing activity	46,565	49,057

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XENOUS HOLDINGS, INC.

Notes to the Unaudited Condensed Financial Statements

December 31, 2025

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since its inception and has an operating loss and net loss of $46,505 for the nine months ended December 31, 2025. As of December 31, 2025, the Company has accumulated deficit of $1,260,927, negative operating cash flow of $46,565 and negative working capital of $950,127. The Company’s continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its major shareholder or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending March 31, 2026. The notes to the unaudited financial statements are condensed, as disclosures that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2025 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2025 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 27, 2025.

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

Basic and Diluted Earnings Per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

As of December 31, 2025 and 2024, the Company did not have any potentially dilutive securities.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Party

During the period from April 1, 2025 to September 25, 2025, Smartex Investment Ltd., the former majority shareholder of the Company which is holding 82% of the Company’s common shares, advanced $18,500 to the Company for operating expenses. On September 26, 2025, Smartex Investment Ltd. has transferred all its XITO shares to Ms. Tan Lee San, who is the owner of Smartex Investment Ltd.. Ms. Tan Lee San has taken up all the XITO’s payable amount to Smartex Investment Ltd. and will finance the Company’s operating expense going forward.

During the period from September 26, 2025 to December 31, 2025, Ms. Tan Lee San advanced $28,065 to the Company for operating expenses.

During the nine months ended December 31, 2024, Smartex Investment Ltd. advanced $49,057,to the Company for operating expenses.

As of December 31, 2025 and March 31, 2025, total amount due to Ms. Tan Lee San was $926,283 and total amount due to Smartex Investment Ltd. was $879,718 respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – SHARE CAPITAL

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2025 and March 31, 2025, no preferred shares have been issued.

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock with a par value of $0.001 per share.

There were no stock issuances during the nine months ended December 31, 2025 and 2024. As of December 31, 2025 and March 31, 2025, the Company had 760,250,000 shares of common stock issued and outstanding.

NOTE 6 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

Through December 31, 2025, the Company is still in development stage and has not commenced any operations. All activity through the date of this report relates to preserving cash, attempting to raise capital, and continuing the Company’s public reporting.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2025 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements except as stated below:

In November 2022, the Company announced that it was conducting a full financial and legal due diligence of a Malaysia-based company involving the plantations, inoculations, cultivations, manufacturing, marketing, trading and conducting research and development of agricultural commodities in relation to Aquilaria trees and its related products. The preliminary due diligence for its target acquisition company has been successfully completed. This critical first phase has yielded a positive outcome, confirming our confidence in the potential value of the target company. The Company is now progressing with further due diligence, specifically focusing on the intangible assets and the valuation of these assets. This thorough assessment is essential to ensure a comprehensive evaluation of the acquisition target. The due diligence process is expected to be completed by the second half of calendar year 2026. Following the successful conclusion of this final phase, the acquisition will proceed formally, in line with our previous announcements. The Company remains committed to transparency and will continue to keep stakeholders informed of any significant developments. We appreciate the ongoing support from our investors, partners, and customers as we move forward with this strategic acquisition.

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

Results of Operations

Three Months Ended December 31, 2025 and 2024

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2025	2024	Changes

Operating Expenses	$15,519	$14,894	$625
Net Loss	$(15,519)	$(14,894)	$(625)

We had no operations during the three months ended December 31, 2025 or 2024, nor do we have operations as of the date of this filing. We had a net loss of $15,519 and $14,894 for the three months ended December 31, 2025 and 2024, respectively. The increase in net loss was mainly attributable by the increase in audit and transfer agent fees.

Nine Months Ended December 31, 2025 and 2024

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2025	2024	Changes

Operating Expenses	$46,505	$46,049	$456
Net Loss	$(46,505)	$(46,049)	$(456)

We had no operations during the nine months ended December 31, 2025 or 2024, nor do we have operations as of the date of this filing. We had a net loss of $46,505 and $46,049 for the nine months ended December 31, 2025 and 2024, respectively. The increase in net loss was mainly attributable by the increase in audit and transfer agent fees.

Liquidity and Capital Resources

	As of	As of
	December 31,	March 31,
	2025	2025	Changes

Current Assets	$-	$-	$-
Current Liabilities	$950,127	$903,622	$46,505
Working Capital (Deficiency)	$(950,127)	$(903,622)	$(46,505)

As of December 31, 2025 and March 31, 2025, we had no current asset.

As of December 31, 2025 and March 31, 2025, our total liabilities were $950,127 and $903,622, respectively, which were current liabilities comprised of accounts payable, accrued liabilities, and related party advances.

Stockholders’ deficit was at $950,127 as of December 31, 2025, compared to deficit of $903,622 as of March 31, 2025.

We had no cash on hand as of December 31, 2025 or March 31, 2025 to meet ongoing expenses and debts that may accumulate. Accumulated deficit was at $1,260,927 as of December 31, 2025, compared to accumulated deficit of $1,214,422 as of March 31, 2025.

As of December 31, 2025, we had a working capital deficit of $950,127 compared with a working capital deficit of $903,622 as of March 31, 2025. The increase in working capital deficit was attributed to an increase in due to related party for advancement from the Company’s majority shareholder paying off vendors on behalf of the Company.

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2025	2024	Changes

Net cash used in operating activities	$(46,565)	$(49,057)	$2,492
Net cash provided by financing activities	$46,565	$49,057	$(2,492)
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities.

For the nine months ended December 31, 2025, net cash flows used in operating activities was $46,565. The net cash used in operating activities for the nine months ended December 31, 2025 was attributed by a net loss of $46,505, increased by a decrease in accounts payable and accrued liabilities of $60.

For the nine months ended December 31, 2024, net cash flows used in operating activities was $49,057. The net cash used in operating activities for the nine months ended December 31, 2024 was attributed by a net loss of $46,049, increased by a decrease in accounts payable and accrued liabilities of $3,008.

Cash Flow from Investing Activities

During the nine months ended December 31, 2025 and 2024, we had no investing activities.

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

For the nine months ended December 31, 2025 and 2024, net cash from financing activities was $46,565 and $49,057, respectively.

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

XENOUS HOLDINGS, INC.

DATED: February 24, 2026	By:	/s/ Jonathan Chan Ye Earn
Jonathan Chan Ye Earn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephanie Mak
Stephanie Mak
Chief Financial Officer (Principal Financial Officer)

